Form 10QSB
period 1995-08-31
RUBY MINING CO
filed 1995-10-16
CIK 85684

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549


[X]  Quarterly report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the fiscal quarter ended
     August 31, 1995 or
[ ]  Transition report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from           to

Commission file number   0-7501

                       RUBY MINING COMPANY
     (Exact Name of Registrant as Specified in its Charter)

     Colorado                                     81-0214117
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

877 North 8th West, Riverton, WY                  82501
(Address of principal executive offices)          (Zip Code)

Registrant's telephone Number:     (307) 856-9278

                              NONE
(Former name, former address and former fiscal year, if changed since last report)


     Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X             NO

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at October 6, 1995
Common stock, $.001 par value             9,000,000 Shares

                        RUBY MINING COMPANY

                              Index

PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Balance Sheets --  August 31, 1995  . . . . . . . .3

   Condensed Statements of Operations -- Three Months Ended
     August 31, 1995 and August 31, 1994 . . . . . . . . . . . .4

   Condensed Statements of Cash Flows -- Three Months Ended
     August 31, 1995 and August 31, 1994 . . . . . . . . . . . .5

   Notes to Condensed Financial Statements . . . . . . . . . . .6

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . .7

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .7

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .8

                      RUBY MINING COMPANY

                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                    Condensed Balance Sheets
                         August 31, 1995


                             ASSETS

CURRENT ASSETS:
   Cash                                       $  35,000
   Other                                            300
                                              ---------
     TOTAL CURRENT ASSETS                        35,300

INVESTMENTS                                      86,300

PROPERTY AND EQUIPMENT, at cost
   Mining equipment                              39,600
   Less accumulated depreciation                (31,600)
                                              ---------
                                                  8,000
                                              ---------
                                              $ 129,600
                                              ---------
                                              ---------

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Directors' fees payable                    $  10,400
   Accounts payable - affiliates                 24,400
                                              ---------
     TOTAL CURRENT LIABILITIES:                  34,800

SHAREHOLDERS' EQUITY
   Common stock, $0.001 par value;
     authorized, 20,000,000 shares;
     issued and outstanding,
     9,000,000 shares                             9,000
   Additional paid-in capital                   623,400
   Accumulated deficit                         (545,000)
   Unrealized loss on investments                 7,400
                                              ---------
                                                 94,800
                                              ---------
                                              $ 129,600
                                              ---------
                                              ---------


See accompanying notes to condensed financial statements.

                       RUBY MINING COMPANY

               Condensed Statements of Operations
                           (Unaudited)


                                           Three Months Ended
                                                August 31
                                        ------------------------
                                           1995           1994
                                        ---------      ---------
REVENUES:
   Interest                             $     300      $     200

COSTS AND EXPENSES:
   General and administrative               5,900          5,700
                                        ---------      ---------
NET INCOME (LOSS)                       $  (5,600)     $  (5,500)
                                        ---------      ---------
                                        ---------      ---------

EARNINGS (LOSS) PER SHARE               $    *         $    *
                                        ---------      ---------
                                        ---------      ---------
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                9,000,000      9,000,000
                                        ---------      ---------
                                        ---------      ---------

*  Less than $0.01 per share.

See accompanying notes to condensed financial statements.

                        RUBY MINING COMPANY

                Condensed Statements of Cash Flows
                           (Unaudited)


                                             Three Months Ended
                                                  August 31
                                        -------------------------

                                             1995           1994
                                        ---------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                             $  (5,600)     $  (5,500)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities:
     Increase in accounts payable           5,800          1,900
                                        ---------      ---------

CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                       200         (3,600)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           200         (3,600)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     34,800         37,600
                                        ---------      ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $  35,000      $  34,000
                                        ---------      ---------
                                        ---------      ---------

See accompanying notes to condensed financial statements.

                        RUBY MINING COMPANY

             Notes to Condensed Financial Statements


     1) The Condensed Balance Sheet as of August 31, 1995, the Condensed Statements of Operations for the three months ended August 31, 1995 and 1994, and the Condensed Statements of Cash Flows for the three months ended August 31, 1995 and 1994, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of Registrant as of August 31, 1995 the results of operations for the three months ended August 31, 1995 and 1994, and the cash flows for the three months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1995 Form 10-KSB.

     3)   The results of operations for the periods ended August
31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


Liquidity and Capital Resources

     The Registrant's working capital decrease of $5,600 during the quarter ended August 31, 1995 resulted in working capital of $500. The decrease in working capital is primarily a result of a $5,800 increase in accounts payable to affiliates for various general and administrative expenses, which was offset by an increase of $300 in cash as a result of interest earned on the Registrant's funds held in interest bearing accounts.

     The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1996. However, the Registrant must secure drilling or construction contracts, or negotiate a way to retire debt to its directors and parent company in order to continue operating long-term.

Results of Operations

     The Registrant had no revenues from operations during the quarter ended August 31, 1995, or the corresponding quarter of the prior year. The Registrant did, however, record $300 and $200 in interest revenue earned on monies held in interest bearing accounts in the three month period ended August 31, 1995 and 1994, respectively.

     General and administrative costs increased during the quarter ended August 31, 1995 from the same period of the previous year by $200, primarily due to an increased in professional fees.

     The Registrant's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.  None.

     (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended August 31, 1995.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   RUBY MINING COMPANY
                                   (Registrant)



Date:  October   6, 1995    By:    s/ John L. Larsen
                                   JOHN L. LARSEN,
                                   President



Date:  October   6, 1995    By:    s/ Robert Scott Lorimer
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer and
                                   Chief Accounting Officer