Form 10KSB/A
period 1995-05-31
RUBY MINING CO
filed 1995-10-27
CIK 85684

FORM 10-KSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934[Fee Required] for the fiscal year ended May 31, 1995 or
[  ]  Transition report pursuant to section 13 or 15(d) of
      the Securities Exchange Act of 1934[No Fee Required]
      for the transition period from     to
Commission file number   0-7501

               RUBY MINING COMPANY
             (Exact name of registrant as specified in its charter)

   Colorado                             83-0214117
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

   877 North 8th West
   Riverton, WY                                        82501
(Address of principal executive offices)            (Zip Code)

Registrant's Telephone Number, including area code:        (307) 856-9278

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES      X   NO

   Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.  [    X ]

   Registrant's revenues in fiscal year 1995 were 1,000.

   There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

      Class                             Outstanding at September 5, 1995
   Common Stock, $0.001 par value            9,000,000 shares

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format: YES ___  NO    X

                                     PART I

ITEM I.         DESCRIPTION OF BUSINESS

(a)(1)   Business Development.

Ruby Mining Company ("Registrant" or "Company") was incorporated under the laws of the State of Colorado on February 16, 1971. The Registrant has been engaged in the general minerals business, which includes the acquisition, exploration and development and/or sale or lease of mineral properties and the purchase and lease of mineral exploration and mining equipment. The Registrant's minerals activity has been conducted both directly, and indirectly through various joint ventures with both affiliated and non-affiliated entities. The Registrant held interests in various mining properties located near Crested Butte, Colorado, a portion of which were owned directly and a portion of which were subject to a Joint Venture Agreement entered into in 1977. Until fiscal 1994, this venture held 168 unpatented mining claims in the Colorado Mineral Belt. These claims were abandoned in fiscal 1994. The Registrant intends to examine opportunities for the joint venture to acquire other mineral properties or interests therein, as warranted. The Registrant owns various mining equipment.

(a)(2) The Registrant has not been involved in any bankruptcy, receivership or similar proceedings in the last three last fiscal years.

(a)(3) In the last three fiscal years, the Registrant did not engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business.

(b)   Business of Issuer.

(b)(1) During the three most recent fiscal years, the Registrant has been devoting its resources primarily to examining various mineral properties. The Registrant operates in one business segment, the location, acquisition, exploration, sale or lease and/or development of natural resource properties.

(b)(2) The Registrant's business activities in the past have included its participation in the USECC Joint Venture (a joint venture with its controlling shareholder, U.S. Energy Corp. ("USE"), and USE's subsidiary, Crested Corp. ("Crested")), and other affiliates of USE and Crested. The Registrant is no longer a party to any USECC Joint Venture activities, or other activities with USE or Crested affiliates, although such Venture provides certain management services. See Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b)(3) There has not been a public announcement of, nor has the Registrant otherwise publicized a new product or industry segment which would require the investment of a material amount of the assets of the Registrant, or that is otherwise material.

(b)(4) The evaluation and acquisition of base and precious metals mining properties and oil and gas properties is a highly competitive business. There are numerous companies involved in this business, many of which are larger than the Registrant.

(b)(5) The Registrant's business is not dependent upon the supply of raw materials.

(b)(6) The Registrant's business is not dependent upon any single or a few customers; during the most recently completed fiscal year the Registrant received all of its revenues from interest earned on cash assets.

(b)(7) The Registrant holds no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts and does not consider such property rights to be important to its operations.

(b)(8) Mining operations are subject to statutory and agency requirements which address various issues, including (i) environmental permitting and ongoing compliance costs, supervised by the EPA and state agencies (e.g., the Colorado department of Environmental Quality), for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; and
(iii) wildlife (Department of Interior for migratory fowl if attractive standing water is involved in operations); and (iv) nuclear and radioactive materials (generally, the Nuclear Regulatory Commission, which preempts state regulation in such matters).

The Registrant presently has no operations requiring government approval, and no applications for any approval are pending or planned at Report date.

(b)(9) Because any mining operations of the Registrant would be subject to at least some of the requirements discussed in (b)(8) above, the commencement of such operations would be delayed pending agency approval (or a determination that approval is not required because of size, etc.) or the project might even be abandoned due to prohibitive costs (water treatment facilities for mine water discharge might be too expensive for the projected cash flow from the property).

Generally, the effect of current or probable governmental regulations on the Registrant cannot be determined until a specific project is undertaken by the Registrant.

(b)(10) The Registrant has made no direct expenditures for company-sponsored research and development activities, nor has it been connected with customer-sponsored research and development projects.

(b)(11) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act ("Superfund") affect minerals operations. For mining operations in Colorado applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and siting. Corresponding statutes exist in most other jurisdictions and would be expected to affect any mining operations undertaken by the Registrant. Compliance with these laws and any regulations adopted thereunder can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received therefrom. The Registrant believes it is in compliance in all material respects with all rules, laws and regulations promulgated by the various federal, state and local agencies applicable to its current activities, but it cannot anticipate what new regulations of this type might be proposed and adopted, or what the resulting effect on its capital expenditures, earnings and competitive position may be.

(b)(12)   The Registrant has no full-time employees.


ITEM 2.   DESCRIPTION OF PROPERTY

2(a)   Description of Property

Mineral Properties

Until fiscal 1994, the Registrant owned 153 unpatented lode mining claims located in the Ruby Mining District about five miles west of the town of Crested Butte, Gunnison County, Colorado. These claims were abandoned in fiscal 1994.

Joint Venture Properties

The Registrant also owns a 25% interest in a joint venture, which held (until fiscal 1994) 168 unpatented lode mining claims in the Colorado Mineral Belt. The remaining joint venturers are USE, Crested, and certain mining exploration limited partnerships, and NUPEC Resources, Inc. These claims were abandoned in fiscal 1994, and the joint venture is inactive.

Other Properties

USE and Crested provide management services to the Registrant for $500 per month. Management services include managerial, legal, accounting, geological and secretarial services. The Registrant has the use of the common area of some 3,500 square feet of the Glen L. Larsen Building, owned by the USECC Joint Venture, located at 877 North 8th West in Riverton, WY. Those facilities are adequate for the Registrant's executive offices.

2(b)   Investment Policies.  Not Applicable.

2(c)   Description of Real Estate and Operating Data.  Not Applicable.

ITEM 3.   LEGAL PROCEEDINGS.

The Registrant is not engaged in any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Registrant's security holders during the final quarter of the most recently completed fiscal year.
                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)(1)   Market Information.

There is no established trading market for the Registrant's common stock, which trades infrequently, if at all, in the over-the-counter market. The Registrant has been unable to establish that there was trading in the stock during the past two years or determine whether any price quotations or sale prices may have been provided during that period.

(b) The Registrant had approximately 2,500 record holders of its common stock at August 24, 1994.

(c) The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods specified.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $10,000 to $6,100 during fiscal 1995. The decrease in working capital was a result of the Company using cash to pay general and administrative expenses of $2,800. These cash expenditures were primarily associated with audits and associated reporting to regulatory agencies. The other component of the decrease in working capital was an increase of $8,100 in accounts payable to affiliates. This increase was as a result of a $6,000 management fee due USECC Joint Venture ("USECC") for managerial, legal, accounting, secretarial, geologic and reporting services. USECC is a joint venture between U.S. Energy Corp. ("USE"), a 27% shareholder of the Company, and Crested Corp., a USE subsidiary.

Commitments for the Company's cash resources include its ongoing general and administrative expenses, and a management fee of $500 per month to USECC.

Sources of working capital are cash on hand and cash invested in interest bearing accounts. It is anticipated that the Registrant will not have any capital expenditures during fiscal 1996; however, the Registrant would need additional capital to acquire and develop new properties, and continue operating long-term. Sources of capital could come from either liquidation of investment assets or negotiation with USECC for a reduction to the payable amounts. No assurance can be given that such events will occur.

RESULTS OF OPERATIONS

Fiscal 1995 Compared with Fiscal 1994: During fiscal 1995, revenue increased by $100 to $1,000. All revenues for fiscal 1995 and 1994 were interest earned on monies held in interest bearing accounts.

General and administrative expenses decreased by $1,100 during fiscal 1995, due to reduced audit fees.

As a result of the reduction in costs mentioned above, and the absence of any write off in fiscal 1995, the loss for fiscal 1995 was $10,900 (compared to a loss from operations of $61,300 during fiscal 1994).

Fiscal 1994 Compared With Fiscal 1993: Interest revenues for the year ended May 31, 1994 increased $100 from the prior year.

General and administrative expenses decreased by $2,900 due to declines in both professional fees and filing fees, but this decrease was more than offset by the fiscal 1994 write off of $49,200 for abandoned mineral properties, which were determined to be uneconomic in light of the revised 1872 Mining Law's requirement of $100 cash annual per claim holding costs for federal unpatented lands.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements for the Registrant follow.

                     Report of Independent Public Accountants


To the Board of Directors and Shareholders of Ruby Mining Company:

We have audited the accompanying balance sheet of Ruby Mining Company (a Colorado corporation) as of May 31, 1995, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ruby Mining Company as of May 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Ruby Mining Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses, has no significant current operations and has a significant accumulated deficit, matters that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Notes B and C to the financial statements, effective June 1, 1994, the Company changed its method of accounting for certain investments.



ARTHUR ANDERSEN LLP

Denver, Colorado,
August 28, 1995

                              RUBY MINING COMPANY

                                 BALANCE SHEET

                                  May 31, 1995


                                     ASSETS


CURRENT ASSETS:
   Cash and cash equivalents                   $   34,800
   Other assets                                       300
                                                __________

                                                   35,100

INVESTMENTS (Notes B and C)                        86,300

PROPERTY AND EQUIPMENT, at cost:
   Mining equipment                                39,600
   Less accumulated depreciation                  (31,600)
                                                __________
                                                    8,000
                                                __________


                                              $   129,400
                                                __________

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Director fees payable (Note C)              $   10,400
   Accounts payable - affiliates                   18,600
                                                __________

                                                   29,000

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value;
      authorized, 20,000,000 shares; issued
      and outstanding, 9,000,000 shares             9,000
   Additional paid-in capital                     623,400
   Accumulated deficit                           (539,400)
   Unrealized holding gain on investments           7,400
                                                __________

                                                  100,400
                                                __________


                                              $   129,400
                                                __________
  The accompanying notes to financial statements are an integral part of this balance sheet.

                                RUBY MINING COMPANY

                            STATEMENTS OF OPERATIONS


                                                   Year Ended May 31,
                                                      1995       1994
REVENUES:
   Interest                                      $   1,000    $     900
                                                  ________     ________



COSTS AND EXPENSES:
   General and administrative (Note C)              11,900       13,000
   Write down of mineral property                     --         49,200
                                                  ________     ________

                                                    11,900       62,200
                                                  ________     ________


NET LOSS                                         $ (10,900)   $  61,300)
                                                  ________     ________


NET LOSS PER SHARE                                 $   *       $   *
                                                  ________     ________


WEIGHTED AVERAGE SHARES
   OUTSTANDING                                   9,000,000      9,000,000
                                                  ________     ________


      *  Less than $.01 per share.


  The accompanying notes to financial statements are an integral part of this balance sheet.

                                                            RUBY MINING COMPANY

                                                   STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   Additional                Unrealized Holding   Total
                               Common Stock          Paid-in     Accumulated   Gain (Loss) On   Shareholders'
                            Shares       Amount      Capital        Deficit     Investments       Equity
Balance, May 31, 1993      9,000,000   $   9,000   $   623,400   $   (467,200)   $   --        $  165,200

Temporary decline
  in market value
  of investments             --               --         --            --            (8,600)       (8,600)
Net loss                   --                 --         --           (61,300)      --            (61,300)
                         _________       _________   ___________   __________     _________    ___________

Balance, May 31, 1994      9,000,000       9,000       623,400       (528,500)       (8,600)       95,300

Net unrealized holding
  gain on investments           --           --        --           --               16,000         16,000
Net loss                    --               --        --              (10,900)       --           (10,900)
                        __________       _________   ___________   __________     _________    ___________

Balance, May 31, 1995      9,000,000    $   9,000   $   623,400   $   (539,400)   $   7,400    $   100,400
                        __________       _________   ___________   __________     _________    ___________



                       The accompanying notes to financial statements are an integral part of this balance sheet.

                                            RUBY MINING COMPANY

                                        STATEMENTS OF CASH FLOWS

                                                     Year Ended May 31,
                                                          1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $  (10,900)   $ (61,300)

   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Write down of mineral property                      --          49,200
      Increase in accounts payable                        8,100        8,800
      Decrease in accounts receivable                      --          2,200
                                                       ________     ________

NET CASH USED IN OPERATING ACTIVITIES                    (2,800)      (1,100)
                                                       ________     ________

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                  (2,800)      (1,100)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                   37,600       38,700
                                                       ________     ________

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                      $  34,800    $  37,600
                                                       ________     ________

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITY:

   Changes in market
      value of investments                           $   16,000   $   (8,600)
                                                       ________     ________

   No interest or income taxes were paid in the years ended May 31, 1995 and 1994.


The accompanying notes to financial statements are an integral part of this balance sheet.

                                RUBY MINING COMPANY

                         NOTES TO FINANCIAL STATEMENTS
                             May 31, 1995 and 1994


A.   BUSINESS ORGANIZATION AND GOING CONCERN

   Ruby Mining Company (the "Company") was incorporated in the State of Colorado on February 16, 1971, to engage in the acquisition, exploration and development and/or sale or lease of mineral properties and the purchase and lease of mineral exploration and mining equipment. During fiscal 1994, the Company determined that all remaining mining claims, with a cost of $49,200, had no remaining economic value and abandoned the claims. During fiscal 1995 the Company did not acquire or lease any additional mineral or oil and gas properties.

   The Company has continued to incur losses from operations and has a significant accumulated deficit. Operating costs are projected to continue to exceed revenues in 1996. Management continues to analyze the viability of the Company and its future. There is doubt as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and believes its available cash is sufficient to fund next year's obligations, primarily for general and administrative expenses.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

   The Company capitalizes all costs related to the acquisition, exploration and development of mineral properties. Capitalized costs are charged to operations when the properties are determined to have declined in value or have been abandoned. The Company currently has no operations or mineral properties.

   Depreciation of mining equipment is provided by the straight-line method over the estimated useful lives of the related assets. All mining equipment owned by the Company is fully depreciated with a remaining salvage value of $5,000. Other remaining assets have a book value of $3,000.

Investments

   The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") "Accounting for Certain Investments in Debt and Equity Securities" in fiscal 1995. Based on the provisions of SFAS No. 115, the Company accounts for marketable equity securities as available-for-sale securities. Available-for-sale securities are measured at fair value, with unrealized holding gains and losses excluded from earnings and reported as a net amount as a separate component of shareholders' equity until realized. The net aggregate unrealized holding gain for available-for-sale securities held at May 31, 1995 was $7,400. No cumulative effect of accounting change was required at adoption as an allowance of $8,600 had been recorded as of June 1, 1995.

Net Loss Per Share

   Net loss per share is computed using the weighted average number of common shares outstanding during the period.

Cash and Cash Equivalents

   Amounts held by depository institutions in demand deposit accounts are considered cash and cash equivalents. For purposes of the statements of cash flow, cash equivalents include all cash investments with original maturities to the Company of three months or less.

Income Taxes

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS No. 109"), "Accounting For Income Taxes". This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards.

   SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

C.   INVESTMENTS AND RELATED PARTY TRANSACTIONS

   U.S. Energy Corp. (USE), a 26.7% shareholder, and its subsidiary, Crested Corp., provides certain management and administrative services to the Company under a management agreement. Charges for these services were $6,000 per annum for 1995 and 1994.

   The Company has accrued fees to be paid to the Board of Directors for services performed prior to 1990.

   The Company's investments consist of marketable equity securities of affiliated companies as follows:
                                                  May 31, 1995
                                                             Fair
                                                             Market
                                                Cost         Value
   U.S. Energy Corp.                        $   51,200   $   67,800
   Crested Corp.                                27,700       18,500
                                            $   78,900   $   86,300

   The aggregate fair market value of the marketable equity securities increased $16,000 from June 1, 1994 to May 31, 1995.

D.   Income Taxes

   There are no taxes currently payable at May 31, 1995.

   The following table reconciles the Company's effective income taxes to statutory federal income taxes:

                                                            May 31,
                                                     1995         1994
   Federal income tax denefit at
     statutory rates                           $   (13,000)   $   (21,000)
   Impairment of mining claims                         --          17,000
   Less valuation allowance                         13,000          4,000
                                                 _________      _________

   Effective tax                               $   --         $   --
                                               ___________    ___________

   As of May 31, 1995, the Company had net operating loss ("NOL") carryforwards available of approximately $635,000 which expire beginning in 1996 through 2010.

   The components of deferred taxes as of May 31, 1995 are as follows:

   Deferred tax assets:
      Tax effect of NOL carryforwards                    $   216,000
      Valuation allowance                                   (216,000)
                                                         ___________
   Net deferred tax asset                                $   --
                                                         ____________

   The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present nonoperating state, Company's ability to generate future taxable income is uncertain. The valuation allowance increased approximately $4,000 from May 31, 1994.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)(1)(2)(3)   Identification of Directors and Executive Officers.

Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified or until resignation, removal or death. The Registrant's executive officers and directors are listed below:

      NAME           AGE   POSITION AND TENURE
   John L. Larsen    63    CEO, President, Treasurer
                           and a Director since February 1971.

   Harold F. Herron  42    Assistant Secretary since August 1979,
                           Director since July 1980 and
                           Secretary since May 1991.

   George F. Smith   60   Vice President and Director since May 1986.

   No arrangement exists between any of the above officers and directors pursuant to which any one of those person was elected to such office or position.

(a)(4) Business Experience. John L. Larsen has been principally employed as chief executive officer of the Registrant's principal shareholder, USE, for more than five years. Harold F. Herron has been employed as President of The Brunton Company ("Brunton"), a subsidiary of USE which manufactures and/or markets pocket transits, precision and recreational compasses, knives and binoculars, for more than five years. George F. Smith has been principally employed as operations manager for USE and Crested for more than the past five years.

(a)(5) Directorships. John L. Larsen is also a director of USE, Crested, and Northwest Gold, Inc. ("NWG"). Mr. Herron is also a director of USE and NWG. Messrs. Larsen, Herron and Smith hold no other directorships of any other companies with a class of securities registered pursuant to Section 12 of the Exchange Act or that are subject to the requirements of Section 15(d) of such Act, or of any company registered as an investment company under the Investment Company Act of 1940.

(b)   Identification of Certain Significant Employees.

   Not applicable.

(c)   Family Relationships.

   Harold F. Herron is John L. Larsen's son-in-law.

(d)   Involvement in Certain Legal Proceedings.

   During the past five years, no director, person nominated to become a director, or executive officer of Registrant:

(1) has filed or had filed against him, a petition under the federal bankruptcy law or any state insolvency law, nor has any court appointed a receiver, fiscal agent or similar officer by or against any business of which such person was a general partner, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or is the named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring or suspending him from, or otherwise limiting his involvement in, any type of business, securities or banking activities, or

(4) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended or vacated.

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(e) since June 1, 1994 and written representations referred to in Item 405(b)(2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from June 1, 1994 through May 31, 1995, to file on a timely basis, the reports required by Section 16(a) of the Exchange Act.

ITEM 10.    EXECUTIVE COMPENSATION

No executive officer of the Registrant received aggregate cash compensation from the Registrant in excess of $100,000 during the Registrant's last fiscal year. The following table contains information with respect to the aggregate compensation accrued by the Registrant for the fiscal year ended May 31, 1995, to the chief executive officer:

                       SUMMARY COMPENSATION TABLE(i)(ii)

                               Annual Compensation
Name and Principal Position   Year   Salary   Bonus

John L. Larsen, CEO           1994    -0-       -0-
                              1993    -0-       -0-
                              1992    -0-       -0-

(i) During fiscal 1995, no cash compensation was paid to the executive officers; however compensation is due to those persons in their capacities as the Registrant's directors resulting in an obligation of $3,000 for the two most recently completed fiscal years, in addition to previously accrued compensation due directors of $10,400 (for periods prior to June 1, 1989).

(ii) The USECC Joint Venture provides management and administrative services to the Registrant for a monthly fee of $500. It is estimated that employees of USE who provide services for the Registrant spend less than five percent of their time on the affairs of the Registrant.

No cash bonuses were paid by the Registrant to the group of persons identified in paragraph (a) of Item 9, during the year.

Minimum director fees of $1,500 are owed to the group of individuals identified in paragraph (a) of Item 9, for services during each fiscal year. However, for the past several years these amounts have not been paid and have been waived by the directors.

During the year to be ended May 31, 1996, the Registrant intends to compensate its Board members and executive officers on a similar basis to that upon which they were compensated for the year ended May 31, 1995. The Registrant does not have any annuity, pension, retirement, incentive, deferred compensation plans, stock option or stock appreciation rights plans, employment contracts or arrangements whereby any of its executive officers or directors have been paid or may receive compensation from the Registrant.

Alternative Pension Plan Disclosure: The Registrant has no defined benefit or actuarial pension plans.

(c)   Option/SAR Grants.

   The Registrant has no stock option or stock appreciation rights plans.

(d)   Aggregated Option/SAR Exercise and Fiscal Year-End Option/SAR Value.

   Not Applicable.

(e)   Long Term Incentive Plan ("LTIP") Awards.

   Not Applicable.

(f)   Compensation of Directors.

(1) Standard Arrangements: The Registrant is obligated to pay each member of the Board directors' fees of $500 per year and $100 per meeting attended, together with reasonable travel and lodging expenses. As discussed above, these fees have been waived by the directors.

(2) Other arrangements: There were no other arrangements pursuant to which any director of the Registrant was compensated for services as a director during the fiscal year.

(g) Employment Contracts and Termination of Employment and Change in Control Arrangements.

The Registrant has no compensatory plan or arrangement, nor are any payments to be received from the Registrant, with respect to any individual named in the Table at Item 11(b) for the latest or the next preceding fiscal year, which compensation results or will result from the resignation, retirement or any other termination of such individual's employment with the Registrant or from a change in the individual's responsibilities following a change in control, in which the amount involved, including all periodic payments or installments, exceeds $100,000.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)   Security Ownership of Certain Beneficial Owners.

The following table shows the holder known by the Registrant to be the beneficial owner of more than five percent of the Registrant's common stock as of report date.

                      Name and address        Amount and nature
Percent
Title of Class     of beneficial owner   of beneficial ownership   of class
Common stock,       U.S. Energy Corp.          2,400,000             26.7%
$.001 per value     Glen L. Larsen Building
                    877 North 8th West
                    Riverton, WY 82501

The listed holder exercises sole voting and investment powers, over the shares set forth opposite its name.

(b)      Security Ownership of Management.

The following table shows, as of August 25, 1995 ownership by the Registrant's officers and directors, individually and as a group, of securities of the Registrant and its parent, USE.


                                            AMOUNT AND NATURE    PERCENT
                                              OF BENEFICIAL        OF
NAME OF DIRECTOR        TITLE OF CLASS         OWNERSHIP(1)      CLASS(2)
John L. Larsen         Ruby Mining Company     2,400,000(3)        26.7%
201 Hill Street        common stock, $.001
Riverton, WY  82501    par value

                       U.S. Energy Corp.       1,730,259(4)         7.0%
                       common stock, $.01
                       par value

Harold F. Herron       Ruby Mining Company     2,400,400(3)        26.7%
3425 Riverside Drive   common stock $.001
Riverton,  WY  82501   par value

                       U.S. Energy Corp.         741,296(5)        11.9%
                       common stock, $.01
                       par value

George F. Smith        Ruby Mining Company           -0-           0.0%
1602 East Pershing     common stock, $.001
Riverton, WY  82501    par value

                       U.S. Energy Corp.           96,842(6)       1.6%
                       common stock, $.01
                       par value

All officers and       Ruby Mining Company       2,400,400(3)     26.7%
directors as a group   common stock, $.001
(three persons)        par value

                       U.S. Energy Corp.         1,900,651(7)     29.5%
                       common stock, $.01
                       par value

(1) Except as otherwise noted the listed executive officer exercises sole dispositive and voting powers over the shares set forth opposite his name.

(2) Percent of class is computed by dividing the number of shares beneficially owned plus any options held by the reporting person or group, by the number of shares outstanding plus the shares underlining options held by that person or group.

(3) John L. Larsen and Harold F. Herron are two of six directors of USE and accordingly, share the dispositive and voting power over the 2,400,000 shares of the Registrant's stock held by USE, with the remaining directors of USE.

(4) Includes 590,932 USE shares over which Mr. Larsen exercises sole voting powers, consisting of 348,936 directly owned shares, 20,400 shares subject to forfeiture, 200,100 shares underlying options and 23,896 shares held in the USE Employee Stock Ownership Plan ("ESOP") account established for his benefit. The directly owned shares include 106,000 held in joint tenancy with Mr. Larsen's wife, over which Mr. Larsen exercises sole investment and voting powers. Those shares also include 27,500 shares gifted to his wife, which shares have remained in Mr. Larsen's name. Mr. Larsen exercises shared voting rights over 900,538 shares, consisting of 734,638 shares held by corporations of which he is a director, and 165,900 shares held by the ESOP which have not been allocated to accounts established for specific beneficiaries. The shares held by corporations of which Mr. Larsen is a director consist of 515,359 shares held by Crested, 206,667 shares held by Brunton and 12,612 shares held by the Registrant. Mr. Larsen shares investment and voting powers with the remaining directors of Crested, Brunton and the Registrant, as a result of his status as a director of those corporations, and shares voting powers over unallocated ESOP shares in his capacity as an ESOP Trustee. Mr. Larsen exercises sole dispositive rights over 521,536 shares consisting of his directly owned shares and options, less the 27,500 shares gifted, but not transferred to his wife. He exercises shared dispositive powers over 1,160,823 shares, consisting of the 426,185 shares held by the ESOP, and Crested's, Brunton's and the Registrant's shares, and the 27,500 shares gifted to his wife.

(5) Includes 99,176 shares over which Mr. Herron exercises sole voting powers, consisting of 71,251 shares held directly by him, 3,000 shares held as custodian for his minor children, 9,000 shares of which his brother-in-law is custodian for his minor children, 11,000 which underlie options held by him and 4,925 shares which are held in an ESOP account established for his benefit. Mr. Herron exercises shared voting powers over 386,760 shares, consisting of 206,667 shares held by Brunton, 1,581 shares held by Northwest Gold, Inc. ("NWG"), 12,612 shares held by the Registrant, and 165,900 shares held by the ESOP that have not been allocated to accounts of plan participants. As a director of Brunton, NWG, and the Registrant, Mr. Herron shares investment and voting powers with the other directors of those corporations. He exercises similar powers as an ESOP trustee. Mr. Herron exercises sole dispositive powers over a total of 94,251 shares, consisting of the shares held directly by him, the custodial shares and the shares underlying his options. He exercises shared dispositive powers over 647,045 shares, consisting of the shares held by Brunton, NWG and the Registrant, and 426,185 shares held by the ESOP.

(6) Mr. Smith exercises sole voting rights with respect to 76,070 shares including 5,000 shares held directly by him, 31,700 shares held in joint tenancy with his wife, 8,160 shares subject to forfeiture, 29,700 shares underlying options and 9,760 shares held by the ESOP in an account established for his benefit. He shares voting powers over the 12,612 shares held by the Registrant, as a result of his status as director. He exercises sole dispositive powers over 66,880 shares, consisting of the shares held directly by him and with his wife in joint tenancy, and the shares underlying his options. Mr. Smith exercises shared dispositive powers over the shares subject to forfeiture and the shares hold by the Registrant.

(7) Members of the group exercise sole voting rights with respect to 766,178 shares consisting of 485,447 shares directly owned, 12,000 custodial shares, 240,800 shares underlying options and 38,491 ESOP shares. Shared voting rights are exercised with respect to 1,108,786 shares consisting of the shares held by Crested, Brunton, NWG, the Registrant and unallocated shares of the ESOP. The shared voting rights are partly exercised with other members of the group, and partly with other persons. The group members exercise sole dispositive powers over 682,667 shares consisting of all shares they exercise sole voting powers over excluding the 38,491 ESOP shares, the 28,560 shares subject to forfeiture, and the 27,500 shares Mr. Larsen has gifted to his wife that are still in his name. Dispositive rights are shared over 1,386,901 shares with various persons and include the shares held by Crested, Brunton, NWG, the Registrant, the 426,185 shares held by the ESOP and the shares subject to forfeiture.

(c) The Registrant is not aware of any pledge of its securities or any other arrangement which may at a subsequent date result in a change in control of the Registrant.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)(b)   Transactions with Management and Others.

Since June 1, 1991, there were no transactions and there are no proposed transactions in which the amount involved exceeds $60,000 and in which any executive officer, nominee or director of the Registrant, any security holder who is known by the Registrant to hold of record or beneficially more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing person, had or will have a direct or indirect material interest.

(c)   Parent Ownership.

USE is the parent corporation of the Registrant and holds 26.7% of the Registrant's common stock.

(d)   Transactions with Promoters.

   Not applicable.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits Required to be Filed:

   3.1   Articles of Incorporation      ...........................[1]

   3.2   Amendment to Articles of Incorporation      ..............[1]

   3.3   By-Laws      .............................................[1]

   10.1  Joint Venture Agreement - USE, Crested, NUPEC
         and Registrant      ......................................[2]

   [1] Incorporated by reference from the like numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991.

   [2] Incorporated by reference from the exhibit to the Registrant's November 30, 1990, Quarterly Report on Form 10-Q.

(b)   Reports filed on Form 8-K.

      During the fourth quarter of the last fiscal year, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                     RUBY MINING COMPANY
                     (Registrant)



Date:   August 30, 1995               By:   s/ John L. Larsen
                                            JOHN L. LARSEN,
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   August 30, 1995                By:   s/ John L. Larsen
                                             JOHN L. LARSEN, Director



Date:   August 30, 1995                By:   s/ George F. Smith
                                             GEORGE F. SMITH, Director



Date:   September 5, 1995              By:   s/ Harold F. Herron
                                             HAROLD F. HERRON, Director



Date:   September 5, 1995              By:   s/ Robert Scott Lorimer
                                             ROBERT SCOTT LORIMER,
                                             Principal Financial Officer and
                                             Chief Accounting Officer