Form 10QSB
period 1995-11-30
RUBY MINING CO
filed 1996-01-10
CIK 85684

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

[X]  Quarterly  report pursuant to section 13  or  15(d)  of  the
     Securities Exchange Act of 1934 For the fiscal quarter ended
     November 30, 1995 or
[ ]  Transition  report pursuant to section 13 or  15(d)  of  the
     Securities Exchange Act of 1934
     For the transition period from         to
                                     ------    ------
Commission file number   0-7501

                      RUBY MINING COMPANY
     (Exact Name of Registrant as Specified in its Charter)

     Colorado                                     81-0214117
-------------------------------              --------------------
State   or   other  jurisdiction  of                      (I.R.S.
Employer
incorporation  or organization)                    Identification
No.)

877 North 8th West, Riverton, WY                  82501
----------------------------------------          ---------------
-----
(Address of principal executive offices)               (Zip Code)

Registrant's   telephone   Number:                          (307)
856-9278
                                              -------------------
-
                                 NONE
-----------------------------------------------------------------
-
(Former name, former address and former fiscal year, if changed since last report)

      Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   X             NO

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                   Outstanding at January 4, 1996
------------------------------    ------------------------------
Common stock, $.001 par value             9,000,000 Shares

Transitional Small Business Disclosure Format (Check One)

                 YES                NO   X

                      RUBY MINING COMPANY

                             Index


PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Balance Sheets --  November 30, 1995               3

   Condensed Statements of Operations -- Three Months
     and Six Months Ended November 30, 1995
     and November 30, 1994                                      4

   Condensed Statements of Cash Flows -- Six Months Ended
     November 30, 1995 and November 30, 1994                    5

   Notes to Condensed Financial Statements                      6

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       6

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                    7

   Signatures                                                   8

                      RUBY MINING COMPANY

                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                       Condensed Balance Sheets
                           November 30, 1995
                              (unaudited)
    ASSETS

CURRENT ASSETS:
   Cash                                      $ 35,100
   Other                                          300
                                             ---------
    TOTAL CURRENT ASSETS                       35,400

INVESTMENTS                                    86,300

PROPERTY AND EQUIPMENT, at cost
   Mining equipment                            39,600
   Less accumulated depreciation               (31,600)
                                             ---------
                                                8,000
                                             ---------
                                             $129,700
                                             ---------
                                             ---------
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Directors' fees payable                   $ 10,400
   Accounts payable - affiliates               28,300
                                             ---------
    TOTAL CURRENT LIABILITIES:                 38,700

SHAREHOLDERS' EQUITY
   Common stock, $0.001 par value;
    authorized, 20,000,000 shares;
    issued and outstanding,
    9,000,000 shares                            9,000
   Additional paid-in capital                 623,400
   Accumulated deficit                       (548,800)
   Unrealized holding gain on investments       7,400
                                             ---------
                                               91,000
                                             ---------
                                             $129,700
                                             ---------
                                             ---------

       See accompanying notes to condensed financial statements.

                         RUBY MINING COMPANY

                  Condensed Statements of Operations
                              (Unaudited)

                         Three Months Ended       Six Months Ended
                            November 30,            November 30,
                         ------------------      -------------------
                          1995        1994         1995       1994
                        -------     -------      -------    -------
REVENUES:
   Interest              $  300     $   300      $  600      $  500


COSTS AND EXPENSES:
   General and
     Administrative       4,100       1,900       10,000      7,600
                         -------    --------     -------     -------
NET INCOME (LOSS)        $(3,800)   $ (1,600)    $(9,400)    $(7,100)
                         -------    --------     -------     -------
                         -------    --------     -------     -------

INCOME (LOSS)
   PER SHARE             $ *        $   *        $ *         $ *
                         -------    --------     -------     -------
                         -------    --------     -------     -------

WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING        9,000,000   9,000,000   9,000,000   9,000,000
                       ---------  ---------    ---------  ---------
                       ---------  ---------    ---------  ---------

* Less than $0.01 per share.

















       See accompanying notes to condensed financial statements.

                      RUBY MINING COMPANY

               Condensed Statements of Cash Flows
                          (Unaudited)


                                           Six Months Ended
                                             November 30
                                        -------------------------
                                           1995           1994
                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                             $  (9,400)     $  (7,100)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities:
     Increase in accounts payable          9,700           3,700
                                        ---------      ---------
CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                      300          (3,400)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          300          (3,400)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                    34,800          37,600
                                        ---------      ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $ 35,100       $  34,200
                                        ---------      ---------
                                        ---------      ---------



















       See accompanying notes to condensed financial statements.

                      RUBY MINING COMPANY

            Notes to Condensed Financial Statements


      1) The Condensed Balance Sheet as of November 30, 1995, the Condensed Statements of Operations for the three months and six months ended November, 1995 and 1994, and the Condensed Statements of Cash Flows for the six months ended November 30,
1995 and 1994, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of Registrant as of November 30, 1995 the results of operations for the three months and six months ended November 30, 1995 and 1994, and the cash flows for the six months then ended.

      2)    Certain  information  and  footnote  disclosures  normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1995 Form 10-KSB.

       3)     The   results  of  operations  for  the  periods   ended
November 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

Item   2.     Management's  Discussion  and  Analysis   of   Financial
              Condition and Results of Operations.
              -------------------------------------------------------

Liquidity and Capital Resources

      The Registrant's working capital decreased by $9,400 during the six months ended November 30, 1995 resulting in negative working capital of $3,300 at the end of the period. The decrease in working capital is primarily a result of a $9,700 increase in accounts payable to affiliates for various general and administrative expenses, which was offset by an increase of $600 in cash as a result of interest earned on the Registrant's funds held in interest bearing accounts. Cash was reduced by $300 as various governmental filing fees were paid.

      The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1996. However, the Registrant must secure drilling or construction contracts, or negotiate a way to retire debt to its directors and parent company in order to continue operating long-term.

Results of Operations

      The Registrant had no revenues from operations during the three months or the six months ended November 30, 1995, or the corresponding periods of the prior year. The Registrant did, however, record $600 and $500 in interest revenue earned on monies held in interest bearing accounts in the six month periods ended November 30, 1995 and 1994, respectively ($300 in interest revenue for each of the three month periods ended November 30, 1995 and 1994).

      General and administrative costs increased by $2,400, during the six months ended November 30, 1995 from the same period of the previous year ($2,200 for the three months ended November 30,1 995 from the same period 1994), primarily due to an increase in professional fees.

        The    Registrant's    operations   consist    primarily    of
administrative   activities  associated  with   the   preparation   of
various reports and documents as required by law.

                  PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a) Exhibits.  None.

      (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended November 30, 1995.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   RUBY MINING COMPANY
                                   (Registrant)



Date:  January   4  , 1996    By:    s/ John L. Larsen
                                   ------------------------------
                                   JOHN L. LARSEN,
                                   President



Date:  January   4  , 1996    By:    s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer