Form 10QSB
period 1996-02-29
RUBY MINING CO
filed 1996-04-17
CIK 85684

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended
     February 29, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________ to ________.

Commission file number  0-7501

                      RUBY MINING COMPANY
- ----------------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

     Colorado                                         81-0214117
- ----------------------------------------          --------------------
State   or   other  jurisdiction  of               (I.R.S.Employer
incorporation  or organization)                    Identification No.)

877 North 8th West, Riverton, WY                         82501
- ----------------------------------------          --------------------
(Address of principal executive offices)               (Zip Code)

Registrant's   telephone   Number:                   (307)856-9278
                                                  --------------------
                                 NONE
- ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X             NO

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                   Outstanding at April 10, 1996
- -----------------------------    -------------------------------
Common stock, $.001 par value             9,000,000 Shares

Transitional Small Business Disclosure Format (Check One)

                 YES                NO   X

                      RUBY MINING COMPANY

                             Index


PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Balance Sheets --  February 29, 1996               3

   Condensed Statements of Operations -- Three Months
     and Nine Months Ended February 29, 1996
     and February 28, 1995                                      4

   Condensed Statements of Cash Flows -- Nine Months Ended
     February 29, 1996 and February 28, 1995                    5

   Notes to Condensed Financial Statements                      6

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       6

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                    7

   Signatures                                                   8

                      RUBY MINING COMPANY

                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                       Condensed Balance Sheets
                           February 29, 1996
                              (unaudited)

    ASSETS

CURRENT ASSETS:
   Cash                                      $  35,400
   Other                                           300
                                             ---------
    TOTAL CURRENT ASSETS                        35,700

INVESTMENTS                                     86,300

PROPERTY AND EQUIPMENT, at cost
   Mining equipment                             39,600
   Less accumulated depreciation               (31,600)
                                             ---------
                                                 8,000
                                             ---------
                                             $ 130,000
                                             ---------
                                             ---------
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Directors' fees payable                   $  10,400
   Accounts payable - affiliates                28,200
                                             ---------
    TOTAL CURRENT LIABILITIES:                  38,600

SHAREHOLDERS' EQUITY
   Common stock, $0.001 par value;
    authorized, 20,000,000 shares;
    issued and outstanding,
    9,000,000 shares                             9,000
   Additional paid-in capital                  623,400
   Accumulated deficit                        (548,400)
   Unrealized holding gain on investments        7,400
                                             ---------
                                                91,400
                                             ---------
                                             $ 130,000
                                             ---------
                                             ---------








         See accompanying notes to condensed financial statements.

                           RUBY MINING COMPANY

                  Condensed Statements of Operations
                              (Unaudited)

                         Three Months Ended        Nine Months Ended
                              February                  February
                        --------------------      --------------------
                        29, 1996    28, 1995      29, 1996    28, 1995
                        --------    --------      --------    --------
REVENUES:
   Interest              $  300     $    200     $    900     $    700


COSTS AND EXPENSES:
   General and
     Administrative        (100)       2,200        9,900        9,800
                         ------     --------     --------     --------
NET INCOME (LOSS)        $  400     $ (2,000)    $ (9,000)    $ (9,100)
                         ------     --------     --------     --------
                         ------     --------     --------     --------

INCOME (LOSS)
   PER SHARE             $  *       $   *        $   *        $   *
                         ------     --------     --------     --------
                         ------     --------     --------     --------

WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING        9,000,000    9,000,000    9,000,000    9,000,000
                      ---------    ---------    ---------    ---------
                      ---------    ---------    ---------    ---------


*  Less than $0.01 per share.



















         See accompanying notes to condensed financial statements.

                      RUBY MINING COMPANY

               Condensed Statements of Cash Flows
                          (Unaudited)


                                               Nine Months Ended
                                                   February
                                            -----------------------
                                            29, 1996       28, 1995
                                            --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                 $ (9,000)      $ (9,100)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities:
     Increase in accounts payable              9,600          6,000
                                            --------       --------
CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                          600         (3,100)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              600         (3,100)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        34,800         37,600
                                            --------       --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                            $ 35,400       $ 34,500
                                            --------       --------
                                            --------       --------




















         See accompanying notes to condensed financial statements.

                      RUBY MINING COMPANY

            Notes to Condensed Financial Statements


      1) The Condensed Balance Sheet as of February 29, 1996, the Condensed Statements of Operations for the three months and nine months ended February 29, 1996 and February 28, 1995, and the Condensed Statements of Cash Flows for the nine months ended February 29, 1996 and February 28, 1995, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of Registrant as of February 29, 1996 the results of operations for the three months and nine months ended February 29, 1996 and February 28, 1995, and the cash flows for the nine months then ended.

      2)    Certain  information  and  footnote  disclosures  normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1995 Form 10-KSB.

      3)    The   results  of  operations  for  the  periods   ended
February   29,  1996  and  February  28,  1995  are  not   necessarily
indicative of the operating results for the full year.

Item 2.   Management's   Discussion   and   Analysis   of    Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

      The Registrant's working capital decreased by $9,000 during the nine months ended February 29, 1996 resulting in negative working capital of $2,900 at the end of the period. The decrease in working capital is primarily a result of a $9,600 increase in accounts payable to affiliates for various general and administrative expenses, which was partially offset by an increase of $900 in cash as a result of interest earned on the
Registrant's funds held in interest bearing accounts. Cash was reduced by $300 as various governmental filing fees were paid, for a net increase of cash of $600.

      The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1996. However, the Registrant must secure drilling or construction contracts, or negotiate a way to retire debt to its directors and parent company in order to continue operating long-term.

Results of Operations

      The Registrant had no revenues from operations during the three months or the nine months ended February 29, 1996, or the corresponding periods of the prior year. The Registrant did, however, record $900 and $700 in interest revenue earned on monies held in interest bearing accounts in the nine month periods ended February 29, 1996 and February 28, 1995, respectively ($300 and $200, respectively, in interest revenue for each of the three month periods ended February 29, 1996 and February 28, 1995).

      General and administrative costs increased by $100, during the nine months ended February 29, 1996 from the same period of the previous year. There was a decrease of $2,300 in general and administrative expenses during the three months ended February 29, 1996 as compared to the same three months of the previous year. This reduction is due to the reversal of an accrual of professional services in an earlier quarter of the nine months ended February 29, 1996.

      The    Registrant's    operations   consist    primarily    of
administrative   activities  associated  with   the   preparation   of
various reports and documents as required by law.

                  PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.  None.

      (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended February 29, 1996.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   RUBY MINING COMPANY
                                   (Registrant)



Date:  April 10, 1996       By:    s/ John L. Larsen
                                   ------------------------------
                                   JOHN L. LARSEN,
                                   President



Date:  April 10, 1996       By:    s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer