Form 10KSB
period 1996-05-31
RUBY MINING CO
filed 1996-09-03
CIK 85684

FORM 10-KSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
          Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

[X]  Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     [Fee Required] for the fiscal year ended May 31, 1996 or
[ ]  Transition report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     [No Fee Required] for the transition period from ____ to ____
Commission file number   0-7501

                    RUBY MINING COMPANY
- -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     Colorado                                     83-0214117
- ----------------------------------------     --------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

877 North 8th West, Riverton, WY                  82501
- ----------------------------------------     --------------------
(Address of principal executive offices)     (Zip Code)

Registrant's Telephone Number, including area code:  (307) 856-9278
                                                -----------------
   Securities registered pursuant to Section 12(b) of the Act:
                              None
   Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $0.001 par value
                 -------------------------------
                        (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES   X   NO ____

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Registrant's revenues in fiscal year 1996 were $1,200.

     There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

          Class                   Outstanding at August 26, 1996
- ------------------------------    -------------------------------
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

(a)(2) The Registrant has not been involved in any bankruptcy, receivership or similar proceedings in the last three fiscal years.

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

Joint Venture Properties

The Registrant also owned a 25% interest in a joint venture, which held (until fiscal 1994) 168 unpatented lode mining claims in the Colorado Mineral Belt. The joint venturers were USE, Crested, and certain mining exploration limited partnerships, and NUPEC Resources, Inc. These claims were abandoned in fiscal 1994, and the joint venture is inactive.

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

(b) The Registrant had approximately 2,500 record holders of its common stock at August 26, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $10,800 to a working capital deficit of $4,700 during fiscal 1996. The decrease in working capital was a result of the Company using cash to pay general and administrative expenses of $2,800. These cash expenditures were primarily associated with audits and associated reporting to regulatory agencies. The other component of the decrease in working capital was an increase of $8,100 in accounts payable to affiliates. This increase was as a result of a $6,000 management fee due USECC Joint Venture ("USECC") for managerial, legal, accounting, secretarial, geologic and reporting services. USECC is a joint venture between U.S. Energy Corp. ("USE"), a 27% shareholder of the Company, and Crested Corp., a USE subsidiary.

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

RESULTS OF OPERATIONS


Fiscal 1996 Compared with Fiscal 1995

Revenues from interest earned on cash held in interest bearing accounts increased slightly by $200 to $1,200 for fiscal 1996. Expenses increased by a nominal amount of $100 during fiscal 1996 due to slightly higher administration costs associated with stock transfer fees, audits and filing fees.

The Registrant recorded a net loss of $10,800 for fiscal 1996 as compared to a net loss of $10,900 for fiscal 1995. There was no significant change in revenues and expenses during 1996.

Fiscal 1995 Compared with Fiscal 1994

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

            Report of Independent Public Accountants


To the Board of Directors and Shareholders of Ruby Mining Company:

We have audited the accompanying balance sheet of Ruby Mining Company (a Colorado corporation) as of May 31, 1996, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ruby Mining Company as of May 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Ruby Mining Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses, has no current operations and has a significant accumulated deficit, matters that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Notes B and C to the financial statements, effective June 1, 1994, the Company changed its method of accounting for certain investments.



ARTHUR ANDERSEN LLP

Denver, Colorado,
August 16, 1996

                       RUBY MINING COMPANY

                          BALANCE SHEET

                          May 31, 1996


                             ASSETS


CURRENT ASSETS:
   Cash and cash equivalents                      $  35,700
   Other assets                                         300
                                                  ----------
                                                     36,000

INVESTMENTS (Notes B and C)                         341,500

PROPERTY AND EQUIPMENT, at cost:
   Mining equipment (Note B)                         39,600
   Less accumulated depreciation                    (31,600)
                                                  ----------
                                                      8,000
                                                  ----------
                                                  $ 385,500
                                                  ----------
                                                  ----------

              LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
   Director fees payable (Note C)                 $  10,400
   Accounts payable - affiliates                     30,300
                                                  ----------
                                                     40,700

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value;
     authorized, 20,000,000 shares; issued
     and outstanding, 9,000,000 shares                9,000
   Additional paid-in capital                       623,400
   Accumulated deficit                             (550,200)
   Unrealized holding gain on investments
     (Note C)                                       262,600
                                                  ----------
                                                    344,800
                                                  ----------
                                                  $ 385,500
                                                  ----------
                                                  ----------


              The accompanying notes to financial statements are
                   an integral part of this balance sheet.

                          RUBY MINING COMPANY

                       STATEMENTS OF OPERATIONS



                                            Year Ended May 31,
                                         -----------------------
                                            1996          1995
                                            ----          ----
REVENUES:
   Interest                              $   1,200      $  1,000
                                         ---------      --------

COSTS AND EXPENSES:
   General and administrative (Note C)      12,000        11,900
                                         ---------      --------
NET LOSS                                 $ (10,800)     $(10,900)
                                         ---------      --------
                                         ---------      --------
NET LOSS PER SHARE                       $    *         $   *
                                         ---------      --------
                                         ---------      --------
WEIGHTED AVERAGE SHARES
   OUTSTANDING                           9,000,000     9,000,000
                                         ---------     ---------
                                         ---------     ---------

     *  Less than $.01 per share.

























              The accompanying notes to financial statements are
                    an integral part of these statements.

                                       RUBY MINING COMPANY

                               STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                       Unrealized
                                                                                    Holding
                                                    Additional                     Gain(Loss)         Total
                                Common Stock          Paid-in      Accumulated         On         Shareholders'
                             Shares     Amount        Capital        Deficit       Investments       Equity
                             ------     ------       ---------     ----------      -----------    -------------

Balance, May 31, 1994       9,000,000     $ 9,000     $ 623,400     $(528,500)     $  (8,600)     $  95,300

Net unrealized holding
  gain on investments         --             --          --             --            16,000         16,000
Net loss                      --             --          --           (10,900)        --            (10,900)
                            ---------     -------     ---------     ---------      ---------      ---------

Balance, May 31, 1995       9,000,000       9,000       623,400      (539,400)         7,400        100,400

Net unrealized holding
  gain on investments         --             --          --            --            255,200        255,200
Net loss                      --             --          --           (10,800)         --           (10,800)
                            ---------     -------     ---------     ---------      ---------      ---------

Balance, May 31, 1996       9,000,000     $ 9,000     $ 623,400     $(550,200)     $ 262,600      $ 344,800
                            ---------     -------     ---------     ---------      ---------      ---------
                            ---------     -------     ---------     ---------      ---------      ---------





                         The accompanying notes to financial statements are
                                an integral part of these statements.

                          RUBY MINING COMPANY

                       STATEMENTS OF CASH FLOWS


                                                   Year Ended May 31,
                                                -----------------------
                                                   1996         1995
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                  $ (10,800)   $ (10,900)

      Adjustments to reconcile net loss to
        net cash provided by (used in)
        operating activities:
        Increase in accounts payable               11,700        8,100
                                                ---------    ---------
NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                            900       (2,800)
                                                ---------    ---------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                            900       (2,800)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                          34,800       37,600
                                                ---------    ---------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                             $  35,700    $  34,800
                                                ---------    ---------

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITY:

      Changes in market
        value of investments                    $ 255,200    $  16,000
                                                ---------    ---------
                                                ---------    ---------

      No interest or income taxes were paid in the years ended May 31, 1996 and 1995.














              The accompanying notes to financial statements are
                    an integral part of these statements.

                       RUBY MINING COMPANY

                  NOTES TO FINANCIAL STATEMENTS
                      May 31, 1996 and 1995


A.   BUSINESS ORGANIZATION AND GOING CONCERN

     Ruby Mining Company (the "Company") was incorporated in the
State of Colorado on February 16, 1971, to engage in the acquisition, exploration and development and/or sale or lease of mineral properties and the purchase and lease of mineral exploration and mining equipment.

     The Company currently has no operating activities, but continues to incur losses from general and administrative expenses and has a significant accumulated deficit. These expenses are projected to exceed investment interest revenues again in fiscal 1997. Management continues to analyze the viability of the Company and its future. There is doubt as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and believes its available cash is sufficient to fund next year's obligations, primarily for general and administrative expenses.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

C.   INVESTMENTS AND RELATED PARTY TRANSACTIONS

     U.S. Energy Corp. (USE), a 26.7% shareholder, and its subsidiary, Crested Corp., provide certain management and administrative services to the Company under a management agreement. Charges for these services were $6,000 per annum for 1996 and 1995.

     The Company has accrued fees of $10,400 to be paid to the Board of Directors for services performed prior to 1990.

     The Company's investments consist of marketable equity securities of affiliated, but not controlled companies as follows:

                                            May 31, 1996
                                        ---------------------
                                                       Fair
                                                      Market
                                          Cost         Value
                                        --------     ---------
     U.S. Energy Corp.                  $51,200      $262,200
     Crested Corp.                       27,700        79,300
                                        --------     ---------
                                        $78,900      $341,500
                                        --------     ---------
                                        --------     ---------

     The aggregate fair market value of the marketable equity securities increased $255,200 from June 1, 1995 to May 31, 1996.
The net aggregate unrealized holding gain on investments at May 31, 1996 was $262,600.

D.   Income Taxes

     There are no taxes currently payable at May 31, 1996.

     The following table reconciles the Company's effective income taxes to statutory federal income taxes:

                                              May 31,
                                     ----------------------
                                       1996          1995
                                       ----          ----
     Federal income tax benefit
       at statutory rates            $ (3,700)     $(13,000)
     Less valuation allowance           3,700        13,000
                                     --------      --------
     Effective tax                   $  --         $  --
                                     --------      --------
                                     --------      --------

     As of May 31, 1996, the Company had net operating loss ("NOL") carryforwards available of approximately $646,000 which expire beginning in 1997 through 2011.

     The components of deferred taxes as of May 31, 1996 are as follows:

     Deferred tax assets:
          Tax effect of NOL carryforwards     $ 220,000
          Valuation allowance                  (220,000)
                                              ---------
     Net deferred tax asset                   $    --
                                              ---------
                                              ---------

     The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present nonoperating state, Company's ability to generate future taxable income is uncertain. The valuation allowance increased approximately $4,000 from May 31, 1995 due to the current year NOLs generated.

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

                            PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)(1)(2)(3) Identification of Directors and Executive Officers.

Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified or until resignation, removal or death. The Registrant's executive officers and directors are listed below:

          NAME          AGE     POSITION AND TENURE

     John L. Larsen     64      CEO, President, Treasurer
                                and a Director since
                                February 1971.

     Harold F. Herron   43      Assistant Secretary since
                                August 1979, Director since
                                July 1980 and Secretary
                                since May 1991.

     George F. Smith    61      Vice President and Director
                                since May 1986.

No arrangement exists between any of the above officers and directors pursuant to which any one of those person was elected to such office or position.

(a)(4) Business Experience. John L. Larsen has been principally employed as chief executive officer of the Registrant's principal shareholder, USE, for more than five years. Harold F. Herron has been employed as President of The Brunton Company ("Brunton"), a former subsidiary of USE which manufactures and/or markets pocket transits, precision and recreational compasses, knives and binoculars, for more than five years. George F. Smith has been principally employed as operations manager for USE and Crested for more than the past five years.

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

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(e) since June 1, 1995 and written representations referred to in Item 405(b)(2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to
Section 16 of the Exchange Act failed for the period from June 1, 1995 through May 31, 1996, to file on a timely basis, the reports required by Section 16(a) of the Exchange Act.

ITEM 10.   EXECUTIVE COMPENSATION

No executive officer of the Registrant received aggregate cash compensation from the Registrant in excess of $100,000 during the Registrant's last fiscal year. The following table contains information with respect to the aggregate compensation accrued by the Registrant for the fiscal year ended May 31, 1996, to the chief executive officer:

                SUMMARY COMPENSATION TABLE(i)(ii)

                                         Annual Compensation
Name and Principal Position           Year     Salary     Bonus
- ---------------------------           ----      -----     -----
John L. Larsen, CEO                   1996       -0-       -0-
                                      1995       -0-       -0-
                                      1994       -0-       -0-

(i) During fiscal 1996, no cash compensation was paid to the executive officers.

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

Minimum director fees of $1,500 are owed to the group of individuals identified in paragraph (a) of Item 9, for services during each fiscal year ($10,400 for periods prior to June 1, 1989). However, for the past several years these amounts have not been paid and have been waived by the directors. It is anticipated that the directors will again waive these fees for fiscal 1997.

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

                                             Amount and
                                              nature of
                    Name and address          beneficial     Percent
Title of Class     of beneficial owner        ownership     of class
- ---------------    ---------------------     -----------    --------
Common stock,      U.S. Energy Corp.          2,400,000       26.7%
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

                                                  Amount and
                                                  nature of
Name and address                                  beneficial       Percent
of beneficial owner       Title of Class           ownership      of class(2)
- -------------------       ---------------         -----------     -----------
John L. Larsen            Ruby Mining Company     2,400,000(3)       26.7%
201 Hill Street           common stock, $.001
Riverton, WY  82501       par value

Harold F. Herron          Ruby Mining Company     2,400,400(3)       26.7%
3425 Riverside Drive      common stock $.001
Riverton,  WY  82501      par value

George F. Smith           Ruby Mining Company        -0-            0.0%
1602 East Pershing        common stock, $.001
Riverton, WY  82501       par value

All officers and          Ruby Mining Company     2,400,400(3)       26.7%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)(b)    Transactions with Management and Others.

Since June 1, 1991 there were no transactions and there are no proposed transactions in which the amount involved exceeds $60,000 and in which any executive officer, nominee or director of the Registrant, any security holder who is known by the Registrant to hold of record or beneficially more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing person, had or will have a direct or indirect material interest.

(c)  Parent Ownership.

USE is the parent corporation of the Registrant and holds 26.7% of the Registrant's common stock.

(d)  Transactions with Promoters.

     Not applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits Required to be Filed:

    3.1   Articles of Incorporation. . . . . . . . . . . . .  [1]

    3.2   Amendment to Articles of Incorporation . . . . . .  [1]

    3.3   By-Laws. . . . . . . . . . . . . . . . . . . . . .  [1]

   10.1   Joint Venture Agreement - USE, Crested,
          NUPEC and Registrant . . . . . . . . . . . . . . .  [2]

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

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   RUBY MINING COMPANY
                                   (Registrant)



Date:  August 29, 1996        By:    s/ John L. Larsen
                                   ------------------------------
                                   JOHN L. LARSEN,
                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 29, 1996        By:    s/ John L. Larsen
                                   ------------------------------
                                   JOHN L. LARSEN, Director



Date:  August 29, 1996        By:    s/ George F. Smith
                                   ------------------------------
                                   GEORGE F. SMITH, Director



Date:  August 29, 1996        By:    s/ Harold F. Herron
                                   ------------------------------
                                   HAROLD F. HERRON, Director



Date:  August 29, 1996        By:    s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer