Form 10QSB
period 1996-08-31
RUBY MINING CO
filed 1996-10-03
CIK 85684

FORM 10-QSB

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended
     August 31, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number   0-7501

                       RUBY MINING COMPANY
-----------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

     Colorado                                     81-0214117
----------------------------------------     --------------------
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

877 North 8th West, Riverton, WY                  82501
----------------------------------------     --------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone Number:     (307) 856-9278

                              NONE
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X             NO
                      -----              -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at Sept. 30, 1996
-------------------------------    -------------------------------
Common stock, $.001 par value             9,000,000 Shares

                       RUBY MINING COMPANY

                              Index

PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Balance Sheets --  August 31, 1996  . . . . . . . .3

   Condensed Statements of Operations -- Three Months Ended
     August 31, 1996 and August 31, 1995 . . . . . . . . . . . .4

   Condensed Statements of Cash Flows -- Three Months Ended
     August 31, 1996 and August 31, 1995 . . . . . . . . . . . .5

   Notes to Condensed Financial Statements . . . . . . . . . . .6

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . .7

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .7

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .8

                       RUBY MINING COMPANY

                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                    Condensed Balance Sheets
                         August 31, 1996


     ASSETS

CURRENT ASSETS:
   Cash                                       $  36,000
   Other                                            300
                                              ---------
     TOTAL CURRENT ASSETS                        36,300

INVESTMENTS                                     341,500

PROPERTY AND EQUIPMENT, at cost
   Mining equipment                              39,600
   Less accumulated depreciation                (31,600)
                                              ---------
                                                  8,000
                                              ---------
                                              $ 385,800

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Directors' fees payable                    $  10,400
   Accounts payable - affiliates                 35,000
                                              ---------
     TOTAL CURRENT LIABILITIES:                  45,400

SHAREHOLDERS' EQUITY
   Common stock, $0.001 par value;
     authorized, 20,000,000 shares;
     issued and outstanding,
     9,000,000 shares                             9,000
   Additional paid-in capital                   623,400
   Accumulated deficit                         (554,600)
   Unrealized Holding Gain on Investment        262,600
                                              ---------
                                                340,400
                                              ---------
                                              $ 385,800





    See accompanying notes to condensed financial statements.

                       RUBY MINING COMPANY

               Condensed Statements of Operations
                           (Unaudited)


                                           Three Months Ended
                                                August 31
                                        -------------------------
                                           1996           1995
                                        ----------     ----------
REVENUES:
   Interest                             $     300      $     300

COSTS AND EXPENSES:
   General and administrative               4,700          5,900
                                        ---------      ---------

NET INCOME (LOSS)                       $  (4,400)     $  (5,600)
                                        =========      =========

EARNINGS (LOSS) PER SHARE               $    *         $    *

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                9,000,000      9,000,000
                                        =========      =========

*  Less than $0.01 per share.

























    See accompanying notes to condensed financial statements.

                       RUBY MINING COMPANY

               Condensed Statements of Cash Flows
                           (Unaudited)


                                             Three Months Ended
                                                  August 31
                                        -------------------------
                                           1996           1995
                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                             $  (4,400)     $  (5,600)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities:
     Increase in accounts payable           4,700          5,800
                                        ---------      ---------

CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                       300            200
                                        ---------      ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           300            200

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     35,700         34,800
                                        ---------      ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $  36,000      $  35,000
                                        =========      =========




















    See accompanying notes to condensed financial statements.

                       RUBY MINING COMPANY

             Notes to Condensed Financial Statements


     1) The Condensed Balance Sheet as of August 31, 1996, the Condensed Statements of Operations for the three months ended August 31, 1996 and 1995, and the Condensed Statements of Cash Flows for the three months ended August 31, 1996 and 1995, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of Registrant as of August 31, 1996 the results of operations for the three months ended August 31, 1996 and 1995, and the cash flows for the three months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1996 Form 10-KSB.

     3)   The results of operations for the periods ended August
31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


Liquidity and Capital Resources

     The Registrant's working capital continued to decrease, as amounts due to Registrant's parent, U.S. Energy Corp. ("USE") continued to be accrued for office and administrative costs and expense. The $4,400 decrease in working capital during the quarter left a working capital deficit of $9,100 at August 31, 1996.

     The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1996 as USE has not made demand on amounts due it. However, the Registrant must secure drilling or construction contracts, or negotiate a way to retire debt to its directors and parent company in order to continue operating long-term.

Results of Operations

     The Registrant had no revenues from operations during the most recently completed quarter or the corresponding quarter of the prior year. The Registrant did however recognize $300 in interest revenue for the quarter ended August 31, 1996 and August 31, 1995.


     General and administrative costs decreased during the quarter ended August 31, 1996 from the same period of the previous year by $1,200, primarily due to reduced operating activity.

     The Registrant's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.  None.

     (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended August 31, 1996.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   RUBY MINING COMPANY
                                   (Registrant)



Date:  October 2, 1996             By:   s/ John L. Larsen
                                       -------------------------
                                       JOHN L. LARSEN,
                                       President



Date:  October 2, 1996             By:   s/ Robert Scott Lorimer
                                       -------------------------
                                       ROBERT SCOTT LORIMER,
                                       Principal Financial Officer
                                       and Chief Accounting Officer