Form 10QSB
period 1997-02-28
RUBY MINING CO
filed 1997-04-10
CIK 85684

FORM 10-QSB

                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 28, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from _____ to _____

Commission file number   0-7501

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
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

                                      NONE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Checkwhether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X             NO
                               -----              -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at April 9, 1997
-------------------------------                 -------------------------------
Common stock, $.001 par value                          9,000,000 Shares

                                      RUBY MINING COMPANY

                                             INDEX

PART I.           FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

     Condensed Balance Sheet --  February 28, 1997..........................3

     Condensed Statements of Operations -- Three and Nine Months
        Ended February 28, 1997 and February 29, 1996.......................4

     Condensed Statements of Cash Flows -- Nine Months
        Ended February 28, 1997 and February 29, 1996.......................5

     Notes to Condensed Financial Statements................................6

     ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........6-7

PART II.          OTHER INFORMATION

     ITEM 6.      Exhibits and Reports on Form 8-K..........................7

     Signatures.............................................................8

                               RUBY MINING COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CONDENSED BALANCE SHEET
                                FEBRUARY 28, 1997


        ASSETS

CURRENT ASSETS:
     Cash                                              $  33,800
     Other                                                   300
                                                       ---------
        TOTAL CURRENT ASSETS                              34,100

INVESTMENTS                                              341,500

PROPERTY AND EQUIPMENT, at cost
     Mining equipment                                     39,600
     Less accumulated depreciation                       (31,600)
                                                       ---------
                                                           8,000
                                                       ---------
                                                       $ 383,600
                                                       =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Directors' fees payable                           $  10,400
     Accounts payable - affiliates                        37,300
                                                       ---------
        TOTAL CURRENT LIABILITIES:                        47,700

SHAREHOLDERS' EQUITY
     Common stock, $0.001 par value;
        authorized, 20,000,000 shares;
        issued and outstanding,
        9,000,000 shares                                   9,000
     Additional paid-in capital                          623,400
     Accumulated deficit                                (559,100)
     Unrealized loss in investments                      262,600
                                                       ---------
                                                         335,900
                                                       ---------
                                                       $ 383,600
                                                       =========

            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                               Three Months Ended            Nine Months Ended
                                    February                     February
                             -----------------------       ---------------------
                             28, 1997       29, 1996       28, 1997     29, 1996
                             --------       --------       --------     --------
REVENUES:
Interest                      $   200      $   300         $   800      $  900


COSTS AND EXPENSES:
   General and
        Administrative          2,400         (100)          9,700        9,900
                              -------       -------         -------     -------
NET INCOME (LOSS)             $(2,200)     $   400         $(8,900)     $(9,000)
                              =======      =======         =======      =======
INCOME (LOSS)
     PER SHARE                $  *         $  *            $  *         $  *
                              =======      =======         =======      =======
WEIGHTED AVERAGE
     NUMBER OF SHARES
     OUTSTANDING            9,000,000       9,000,000    9,000,000    9,000,000
                            =========       =========    =========    =========
*  Less than $.01 per share.

            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                                February
                                                          ---------------------
                                                          28, 1997     29, 1996
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                             $ (8,900)    $ (9,000)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
        Increase in accounts payable                         7,000        9,600
                                                          --------     --------

CASH (USED IN) PROVIDE BY
     OPERATING ACTIVITIES                                   (1,900)         600

NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                   (1,900)         600

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                    35,700       34,800
                                                          --------     --------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                        $ 33,800     $ 35,400
                                                          ========     ========

            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

     1) The Condensed Balance Sheet as of February 28, 1997 the Condensed Statements of Operations for the three months and nine months ended February 28, 1997 and February 29, 1996, and the Condensed Statements of Cash Flows for the nine months ended February 28, 1997 and February 29, 1996, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant as of February 28, 1997, the results of operations for the three months and nine months ended February 28, 1997 and February 29, 1996, and the cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1996 Form 10-KSB.

     3) The results of operations for the periods ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the operating results for the full year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's working capital decreased by $8,900 during the nine months ended February 28, 1997 resulting in negative working capital of $13,600 a the end of the period. The decrease in working capitl is primarily a result of a $7,000 increase in accounts payable to affiliates for various general and administrative expenses. Cash was reduced by $2,700 as various governmental filing fees were paid, which was partially offset by interest earned on the funds held in interest bearing accounts of $800 for a net decrease of cash of $1,900.

     The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1997 as USE has not made demand on amounts due it. However, the Registrant must secure drilling or construction contracts, or negotiate a way to retire debt to its directors and parent company in order to continue operating long-term.

RESULTS OF OPERATIONS

     The Registrant had no revenues from operations during the most recently completed nine months or the corresponding nine months of the prior year. The Registrant did, however, recognize $800 and

$900, respectively, in interest revenue for the nine months ended February 28, 1997 and February 29, 1996 ($200 and $300 in interest revenue for the three month periods ended February 28, 1997 and February 29, 1996).

     General and administrative costs decreased by $200 during the nine months ended February 28, 1997 from the same period of the previous year, primarily due to reduced operating activity. There was an increase of $2,500 in general and administrative expenses during the three months ended February 28, 1997, as compared to the same three months of the previous year. This increase is due to the reversal of an accrual of professional sesrvices in an earlier quarter of the nine months ended February 29, 1996.

     The Registrant's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. None.

     (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended February 28, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       RUBY MINING COMPANY
                                       (Registrant)



Date:  April 9, 1997             By:   s/ John L. Larsen
                                       -------------------------
                                       JOHN L. LARSEN,
                                       President



Date:  April 9, 1997             By:   s/ Robert Scott Lorimer
                                       -------------------------
                                       ROBERT SCOTT LORIMER,
                                       Principal Financial Officer
                                       and Chief Accounting Officer