Form 10KSB
period 1997-05-31
RUBY MINING CO
filed 1997-08-25
CIK 85684

FORM 10-KSB

                            U.S. SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549
                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required] for the fiscal year ended MAY 31, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     [No Fee Required] for the transition period from to
Commission file number   0-7501

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        COLORADO                                         83-0214117
--------------------------------------------     -------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

        877 North 8th West
        RIVERTON, WY                                        82501
--------------------------------------------     -------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, including area code:  (307) 856-9278
                                                   -----------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

        Indicate by check mark if disclosure of delinquent  filers,  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

        Registrant's revenues in fiscal year 1997 were $1,100.

        There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

               CLASS                             OUTSTANDING AT AUGUST 15, 1997
--------------------------------------------     -------------------------------
        Common Stock, $0.001 par                      9,000,000 shares

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

(b)     Business of Issuer.

(b)(1) During the three most recent fiscal years, the Registrant has been devoting its resources primarily to examine various mineral properties. The Registrant operates in one business segment; the location, acquisition, exploration, sale or lease and/or development of natural resource properties.

(b)(2) The Registrant's business activities in the past have included its participation in the USECC Joint Venture (a joint venture with its principle shareholder, U.S. Energy Corp. ("USE"), and USE's subsidiary, Crested Corp. ("Crested")), and other affiliates of USE and Crested. The Registrant is no longer a party to any USECC Joint Venture activities, or other activities with USE or Crested affiliates, although such Venture provides certain management services. See Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

(b)(11) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource
Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act ("Superfund") affect minerals operations. For mining operations in Colorado, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and siting. Corresponding statutes exist in most other jurisdictions and would be expected to affect any mining operation undertaken by the Registrant. Compliance with these laws and any regulations adopted thereunder can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received therefrom. The Registrant believes it is in compliance in all material respects with all rules, laws and regulations promulgated by the various federal, state and local agencies applicable to its current activities, but it cannot anticipate what new regulations of this type might be proposed and adopted, or what the resulting effect on its capital expenditures, earnings and competitive position may be.

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

(b) The Registrant had approximately 2,500 record holders of its common stock at August 15, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $10,600 to a working capital deficit of $15,300 during fiscal 1997. The decrease in working capital was a result of the Company using cash to pay general and administrative expenses of $1,700. These cash expenditures were primarily associated with audits and associated reporting to regulatory agencies. The other component of the decrease in working capital was an increase of $8,900 in accounts payable to affiliates. This increase was the result of a $6,000 management fee due USECC Joint Venture ("USECC") for managerial, legal, accounting, secretarial, geologic and reporting services. USECC is a joint venture between U.S. Energy Corp. ("USE"), a 27% shareholder of the Company, and Crested Corp., a USE subsidiary.

Commitments for the Company's cash resources include its ongoing general and administrative expenses, and a management fee of $500 per month to USECC.

Sources of working capital are cash on hand and cash invested in interest bearing accounts. It is anticipated that the Registrant will not have any capital expenditures during fiscal 1997; however, the Registrant would need additional capital to acquire and develop new properties, and continue operating long-term. Sources of capital could come from either liquidation of investment assets, equipment or negotiation with USECC for a reduction to the payable amounts. No assurance can be given that such events will occur.

RESULTS OF OPERATIONS


FISCAL 1997 COMPARED WITH FISCAL 1996

Revenues from interest earned on cash held in interest bearing accounts decreased by $100 to $1,100 for fiscal 1997. Expenses decreased by $200 during fiscal 1997 due to reduced audit and filing fees.

The Registrant recorded a net loss of $10,700 for fiscal 1997 as compared to a net loss of $10,800 for fiscal 1996. There was no significant change in revenues and expenses during 1997.

FISCAL 1996 COMPARED WITH FISCAL 1995

Revenues from interest earned on cash held in interest bearing accounts increased slightly by $200 to $1,200 for fiscal 1996. Expenses increased by a nominal amount of $100 during fiscal 1996 due to slightly higher administration costs associated with stock transfer fees, audit and filing fees.

The Registrant recorded a net loss of $10,800 for fiscal 1996 as compared to a net loss of $10,900 for fiscal 1995. There was no significant change in revenues and expenses during 1996.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements for the Registrant follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Ruby Mining Company:

We have audited the accompanying balance sheet of Ruby Mining Company (a Colorado corporation) as of May 31, 1997, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ruby Mining Company as of May 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Ruby Mining Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring losses, has no current operations and has a significant accumulated deficit, matters that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




ARTHUR ANDERSEN LLP

Denver, Colorado,
August 15, 1997.

                                      RUBY MINING COMPANY

                                  BALANCE SHEET

                                  MAY 31, 1997


                                     ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                        $   34,000
     Other assets                                            300
                                                      ----------
                                                          34,300

INVESTMENTS (Notes B and C)                              130,500

PROPERTY AND EQUIPMENT, at cost:
     Mining equipment                                     39,600
     Less accumulated depreciation                       (31,700)
                                                      ----------
                                                           7,900
                                                      ----------
                                                      $  172,700
                                                      ==========


                             LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
     Director fees payable (Note C)                   $    10,400
     Accounts payable - affiliates                         39,200
                                                      -----------
                                                           49,600

SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value;
        authorized, 20,000,000 shares; issued
        and outstanding, 9,000,000 shares                   9,000
     Additional paid-in capital                           623,400
     Accumulated deficit                                 (560,900)
     Unrealized holding gain on investments
        (Note C)                                           51,600
                                                      -----------
                                                          123,100
                                                      -----------
                                                      $   172,700
                                                      ===========

  The accompanying notes to financial statements are an integral part of this balance sheet.

                               RUBY MINING COMPANY

                            STATEMENTS OF OPERATIONS



                                                     YEAR ENDED MAY 31,
                                                     ------------------
                                                   1997              1996
                                                   ----              ----
REVENUES:
     Interest                                    $   1,100        $    1,200
                                                 ---------        ----------


COSTS AND EXPENSES:
     General and administrative (Note A)              11,800          12,000
                                                 -----------      ----------

NET LOSS                                         $ (10,700)       $  (10,800)
                                                 =========        ==========

NET LOSS PER SHARE                               $    *           $     *
                                                 =========        ==========

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                 9,000,000         9,000,000
                                                 =========        ==========

        *  Less than $.01 per share.


   The accompanying notes to financial statements are an integral part of these statements.



                               RUBY MINING COMPANY

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                               Unrealized
                                                                                                 Holding
                                                             Additional                         Gain (Loss)          Total
                                   Common Stock               Paid-in         Accumulated           On           Shareholders'
                              Shares           Amount         Capital           Deficit         Investments        Equity
                              ------           ------         -------           -------         -----------        ------

Balance, May 31, 1995        9,000,000        $  9,000       $  623,400       $  (539,400)      $    7,400        $  100,400

Net unrealized holding
  gain on investments           --                --             --                --              255,200           255,200
Net loss                        --                --             --               (10,800)           --              (10,800)
                             ---------        --------       ----------       -----------       ----------        ----------

Balance, May 31, 1996        9,000,000           9,000          623,400          (550,200)         262,600           344,800

Net unrealized holding
  loss on investments           --                --             --                --             (211,000)         (211,000)
Net loss                        --                --             --               (10,700)           --              (10,700)
                             ---------        --------       ----------       -----------       ----------        ----------

Balance, May 31, 1997        9,000,000        $  9,000       $  623,400       $  (560,900)      $   51,600        $  123,100
                             =========        ========       ==========       ===========       ==========        ==========


      The  accompanying  notes to financial  statements  are an integral part of these statements.

                                       10

                               RUBY MINING COMPANY

                             STATEMENT OF CASH FLOWS


                                                      YEAR ENDED MAY 31,
                                                      ------------------
                                                    1997             1996
                                                    ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                     $  (10,700)      $ (10,800)

    Adjustments to reconcile net loss
        to net cash provided by (used in)
        operating activities:
        Increase in accounts payable                   9,000         11,700
                                                 -----------      ---------

NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                            (1,700)             900
                                                 ---------        ---------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                            (1,700)             900

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                              35,700          34,800
                                                 ----------       ---------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                $   34,000       $  35,700
                                                 ==========       =========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITY:

    Changes in market
        value of investments                     $(211,000)       $ 255,200
                                                 =========        =========

    No interest or income taxes were paid in the years ended May 31, 1997 and 1996.


   The accompanying notes to financial statements are an integral part of these statements.

                               RUBY MINING COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997


A.      BUSINESS ORGANIZATION AND GOING CONCERN

        Ruby Mining Company (the "Company") was incorporated in the State of Colorado on February 16, 1971, to engage in the acquisition, exploration and development and/or sale or lease of mineral properties and the purchase and lease of mineral exploration and mining equipment.

        The Company currently has no operating activities, but continues to incur losses from general and administrative expenses and has a significant accumulated deficit. These expenses are projected to exceed investment interest revenues again in 1998. Management continues to analyze the viability of the Company and its future. There is substantial doubt as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and management believes its available cash is sufficient to fund next year's obligations, primarily for general and administrative expenses.

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

        Depreciation of mining equipment is provided by the straight-line method over the estimated useful lives of the related assets. All mining equipment owned by the Company is fully depreciated with a remaining salvage value of $4,900. Other remaining assets have a book value of $3,000.

INVESTMENTS

        Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, the Company accounts for marketable equity securities as available-for-sale securities. Available-for-sale securities are measured at fair value at each reporting date, with unrealized holding gains and losses excluded from earnings and reported as a net amount as a separate component of shareholders' equity until realized.

NET LOSS PER SHARE

        Net loss per share is computed using the weighted average number of common shares outstanding during the period.

                               RUBY MINING COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997
                                   (CONTINUED)

CASH AND CASH EQUIVALENTS

        Amounts held by depository institutions in demand deposit accounts are considered cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all cash investments with original maturities of three months or less.

INCOME TAXES

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes". This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards.

        SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

C.      INVESTMENTS AND RELATED PARTY TRANSACTIONS

        U.S. Energy Corp. (USE), a 26.7% shareholder, and its subsidiary, Crested Corp., provide certain management and administrative services to the Company under a management agreement. Charges for these services were $6,000 per annum for 1997 and 1996.

        The Company has accrued fees of $10,400 to be paid to the Board of Directors for services performed prior to 1990.

        The Company's investments consist of marketable equity securities of affiliated, but not controlled companies as follows:

                                               MAY 31, 1997
                                               ------------
                                                               Fair
                                                               Market
                                          Cost                 Value
                                          ----                 -----
        U.S. Energy Corp.              $  51,200             $ 112,000
        Crested Corp.                     27,700                18,500
                                       ---------             ---------
                                       $  78,900             $ 130,500
                                       =========             =========

        The aggregate fair market value of the marketable equity securities decreased $211,000 from June 1, 1996 to May 31, 1997. The net aggregate unrealized holding gain on investments at May 31, 1997 was $51,600.

                               RUBY MINING COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997
                                   (CONTINUED)

D.      INCOME TAXES

        There were no taxes currently payable at May 31, 1997.

        The following table reconciles the Company's effective income taxes to statutory federal income taxes:

                                                       MAY 31,
                                            --------------------------
                                               1997             1996
                                            --------         ---------
        Federal income tax benefit
           at statutory rates               $ (3,600)        $ (3,700)
        Less valuation allowance               3,600            3,700
                                            --------         --------

        Effective tax                       $  --            $  --
                                            ========         ========

        As of May 31, 1997, the Company had net operating loss ("NOL") carryforwards available of approximately $464,300 which expire beginning in 1998 through 2012.

        The components of deferred taxes as of May 31, 1997 are as follows:

        Deferred tax assets:
               Tax effect of NOL carryforwards        $   157,800
               Valuation allowance                       (157,800)
                                                      -----------
        Net deferred tax asset                        $     --
                                                      ===========

        The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present nonoperating state, the Company's ability to generate future taxable income is uncertain. The deferred tax asset and the related valuation allowance decreased approximately $61,900 from May 31, 1996 due to the expiration of the 1981 NOL.

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

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)(1)(2)(3) Identification of Directors and Executive Officers.

Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified or until resignation, removal or death.
The Registrant's executive officers and directors are listed below:

                NAME         AGE       POSITION AND TENURE
                ----         ---       -------------------

        John L. Larsen       65        CEO, President, Treasurer and a Director
                                       since February 1971.

        Harold F. Herron     44        Assistant Secretary since August 1979,
                                       Director   since  July  1980  and
                                       Secretary since May 1991.

        George F. Smith      62        Vice President and Director since May
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

(a)(5) DIRECTORSHIPS. John L. Larsen is also a director of USE and Crested. Mr. Herron is also a director of USE and Northwest Gold, Inc. Messrs. Larsen, Herron and Smith hold no other directorships of any other companies with a class of securities registered pursuant to Section 12 of the Exchange Act or that are subject to the requirements of Section 15(d) of such Act, or of any company registered as an investment company under the Investment Company Act of 1940.

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

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(e) since June 1, 1996 and written representations referred to in Item 405(b)(2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from June 1, 1996 through May 31, 1997, to file on a timely basis, the reports required by
Section 16(a) of the Exchange Act.

ITEM 10.   EXECUTIVE COMPENSATION

No executive officer of the Registrant received aggregate cash compensation from the Registrant in excess of $100,000 during the Registrant's last fiscal year. The following table contains information with respect to the aggregate compensation accrued by the Registrant for the last two fiscal years ended May 31, 1997, to the chief executive officer:

                               SUMMARY COMPENSATION TABLE(i)(ii)

                                         Annual Compensation
Name And Principal Position       Year         Salary          Bonus
---------------------------       ----         ------          -----
John L. Larsen, CEO               1997           -0-            -0-
                                  1996           -0-            -0-

(i) During fiscal 1997, no cash compensation was paid to the executive officers.

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

Minimum director fees of $1,500 are owed to the group of individuals identified in paragraph (a) of Item 9, for services during each fiscal year ($10,400 for periods prior to June 1, 1989). However, for the past several years these amounts have not been paid and have been waived by the directors. It is anticipated that the directors will again waive these fees for fiscal 1998.

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

ITEM 11        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL WNERS AND
               MANAGEMENT.

(a)     Security Ownership of Certain Beneficial Owners.

The following table shows the holder known by the Registrant to be the beneficial owner of more than five percent of the Registrant's common stock as of report date.

                                                 AMOUNT AND
                                                 NATURE OF
                     NAME AND ADDRESS            BENEFICIAL        PERCENT
TITLE OF CLASS       OF BENEFICIAL OWNER         OWNERSHIP        OF CLASS
--------------       -------------------         ---------        --------
Common stock,        U.S. Energy Corp.           2,400,000          26.7%
$.001 par value      Glen L. Larsen Building
                     877 North 8th West
                     Riverton, WY 82501

The listed holder exercises sole voting and investment powers over the shares set forth opposite its name.

(b)     Security Ownership of Management.

The following table shows, as of August 15, 1997 ownership by the Registrant's officers and directors, individually and as a group, of securities of the Registrant and its parent, USE.

                                                   AMOUNT AND
                                                    NATURE OF
NAME AND ADDRESS                                   BENEFICIAL       PERCENT
OF BENEFICIAL OWNER     TITLE OF CLASS              OWNERSHIP      OF CLASS(2)
-------------------     --------------              ---------      -----------
John L. Larsen          Ruby Mining Company      2,400,000(3)         26.7%
201 Hill Street         common stock, $.001
Riverton, WY  82501     par value

Harold F. Herron        Ruby Mining Company      2,400,400(3)         26.7%
3425 Riverside Drive    common stock, $.001
Riverton,  WY  82501    par value

George F. Smith         Ruby Mining Company           -0-              0.0%
1602 East Pershing      common stock, $.001
Riverton, WY  82501     par value

All officers and        Ruby Mining Company      2,400,400(3)         26.7%
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

(3) John L. Larsen and Harold F. Herron are two of seven directors of USE and accordingly share the dispositive and voting power over the 2,400,000 shares of the Registrant's stock held by USE, with the remaining directors of USE.

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

(C)     PRINCIPLE SHAREHOLDER OWNERSHIP.

USE is the principle shareholder of the Registrant and holds 26.7% of the Registrant's common stock.

(D)     TRANSACTIONS WITH PROMOTERS.

        Not applicable.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits Required to be Filed:

        3.1    Articles of Incorporation................................... [1]

        3.2    Amendment to Articles of Incorporation...................... [1]

        3.3    By-Laws..................................................... [1]

       10.1    Joint Venture Agreement -
               USE, Crested, NUPEC and Registrant.......................... [2]

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

                                            RUBY MINING COMPANY
                                            (Registrant)



Date:  August 22, 1997              By:        /s/ JOHN L. LARSEN
                                            -----------------------------------
                                            JOHN L. LARSEN,
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 22, 1997              By:        /s/ JOHN L. LARSEN
                                            ------------------------------------
                                            JOHN L. LARSEN, Director



Date:  August 22, 1997              By:        /s/ GEORGE F. SMITH
                                            ------------------------------------
                                            GEORGE F. SMITH, Director



Date:  August 22, 1997              By:        /s/ HAROLD F. HERRON
                                            ------------------------------------
                                            HAROLD F. HERRON, Director



Date:  August 22, 1997              By:        /s/ ROBERT SCOTT LORIMER
                                            ------------------------------------
                                            ROBERT SCOTT LORIMER,
                                            Principal Financial Officer
                                            and Chief Accounting Officer