Form 10QSB
period 1997-08-31
RUBY MINING CO
filed 1997-10-10
CIK 85684

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended August 31, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number   0-7501

                               RUBY MINING COMPANY
             (Exact Name of Registrant as Specified in its Charter)

        COLORADO                                           81-0214117
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)
-------------------------------------------------     --------------------------

877 NORTH 8TH WEST, RIVERTON, WY                           82501
(Address of principal executive offices)                   (Zip Code)
-------------------------------------------------     --------------------------
Registrant's telephone Number:    (307) 856-9278

                                      NONE
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


        Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  YES   X             NO


        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                         OUTSTANDING AT SEPTEMBER 30, 1997
---------------------------------------     ------------------------------------
     Common stock, $.001 par value                    9,000,000 Shares

                               RUBY MINING COMPANY

                                      INDEX

PART I.        FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

     Condensed Balance Sheets --  August 31, 1997 ............................3

     Condensed Statements of Operations -- Three Months Ended
        August 31, 1997 and August 31, 1996...................................4

     Condensed Statements of Cash Flows -- Three Months Ended
        August 31, 1997 and August 31, 1996...................................5

     Notes to Condensed Financial Statements..................................6

     ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................7

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K................................7

     Signatures...............................................................8

                               RUBY MINING COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 AUGUST 31, 1997


        ASSETS

CURRENT ASSETS:
     Cash                                                       $   34,300
     Other                                                             300
                                                                ----------
        TOTAL CURRENT ASSETS                                        34,600

INVESTMENTS                                                        130,400

PROPERTY AND EQUIPMENT, at cost
     Mining equipment                                               39,600
     Less accumulated depreciation                                 (31,600)
                                                                ----------
                                                                     8,000
                                                                ----------
                                                                $  173,000
                                                                ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Directors' fees payable                                    $   10,400
     Accounts payable - affiliates                                  42,400
                                                                ----------
        TOTAL CURRENT LIABILITIES:                                  52,800

SHAREHOLDERS' EQUITY
     Common stock, $0.001 par value;
        authorized, 20,000,000 shares;
        issued and outstanding,
        9,000,000 shares                                             9,000
     Additional paid-in capital                                    623,400
     Accumulated deficit                                          (563,800)
     Unrealized Holding Gain on Investment                          51,600
                                                                ----------
                                                                   120,200
                                                                ----------
                                                                $  173,000
                                                                ==========


            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended
                                                          AUGUST 31,
                                                 -----------------------------
                                                    1997              1996
                                                    ----              ----

REVENUES:
     Interest                                    $      300        $      300

COSTS AND EXPENSES:
     General and administrative                       3,200             4,700
                                                 ----------        ----------

NET INCOME (LOSS)                                $   (2,900)       $   (4,400)
                                                 ==========        ----------

EARNINGS (LOSS) PER SHARE                        $     *           $     *
                                                 ==========        ==========

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                        9,000,000         9,000,000
                                                 ==========        ==========


*    Less than $0.01 per share.


            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                           AUGUST 31,
                                                  -----------------------------
                                                       1997            1996
                                                       ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                     $   (2,900)       $   (4,400)
     Adjustments to reconcile
     net loss to net cash used
     in operating activities:
        Increase in accounts payable                   3,200             4,700
                                                  ----------        ----------

CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                300               300
                                                  ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                    300               300

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                              34,000            35,700
                                                  ----------        ----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                $   34,300        $   36,000
                                                  ==========        ==========


            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     1) The Condensed Balance Sheet as of August 31, 1997, the Condensed Statements of Operations for the three months ended August 31, 1997 and 1996, and the Condensed Statements of Cash Flows for the three months ended August 31, 1997 and 1996, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of Registrant as of August 31, 1997 the results of operations for the three months ended August 31, 1997 and 1996, and the cash flows for the three months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1997 Form 10-KSB.

     3) The results of operations for the periods ended August 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

        The Registrant's working capital continued to decrease, as amounts due to Registrant's parent, U.S. Energy Corp. ("USE") affiliate USECB Joint Venture ("USECB") continued to be accrued for office and administrative costs and expense. The $2,900 decrease in working capital during the quarter ended August 31, 1997, left a working capital deficit of $18,200 as compared to a working capital deficit of $15,300 at August 31, 1996.

        The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1998 as USE has not made demand on amounts due it. However, the Registrant must secure drilling or construction contracts, or negotiate a way to retire debt to its directors and parent company in order to continue operating long-term.

RESULTS OF OPERATIONS

        The Registrant had no revenues from operations during the most recently completed quarter ended August 31, 1997 or the corresponding quarter of the prior year. The Registrant did however recognize $300 in interest revenue for the quarter ended August 31, 1997 and August 31, 1996.

        General and administrative costs decreased during the quarter ended August 31, 1997 from the same period of the previous year by $1,500, primarily due to a decrease in professional services, which had not yet been billed for audit services.

        The  Registrant's   operations   consist   primarily  of  administrative
activities associated with the preparation of various reports and documents as required by law.

                           PART II. OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.  None.

        (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended August 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                   RUBY MINING COMPANY
                                                   (Registrant)



Date:  September 8, 1997                    By:    /s/  JOHN L. LARSEN
                                                 -------------------------------
                                                 JOHN L. LARSEN,
                                                 President



Date:  September 8, 1997                    By:    /s/ ROBERT SCOTT LORIMER
                                                 -----------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer
                                                 and Chief Accounting Officer