Form 10QSB
period 1997-11-30
RUBY MINING CO
filed 1998-01-14
CIK 85684

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended November 30, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number   0-7501

                               RUBY MINING COMPANY
       -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Colorado                                               81-0214117
------------------------------                              --------------------
State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

877 North 8th West, Riverton, WY                        82501
----------------------------------------        --------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone Number:     (307) 856-9278

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

            Class                               Outstanding at January 12,1998
-------------------------------                 -------------------------------
Common stock, $.001 par value                           9,000,000 Shares

                               RUBY MINING COMPANY

                                      Index

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Condensed Balance Sheet --  November 30, 1997............................3

     Condensed Statements of Operations -- Three and Six Months
       Ended November 30, 1997 and 1996.......................................4

     Condensed Statements of Cash Flows -- Six Months
       Ended November 30, 1997 and 1996.......................................5

     Notes to Condensed Financial Statements..................................6

     ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................7

PART II. OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K.................................7

     Signatures...............................................................8

                                RUBY MINING COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Condensed Balance Sheet
                                November 30, 1997


         ASSETS

CURRENT ASSETS:
      Cash                                                            $  34,500
      Other                                                                 300
                                                                      ---------
         TOTAL CURRENT ASSETS                                            34,800

INVESTMENTS                                                             130,500

PROPERTY AND EQUIPMENT, at cost
      Mining equipment                                                   39,600
      Less accumulated depreciation                                     (31,700)
                                                                      ---------
                                                                          7,900
                                                                      ---------
                                                                      $ 173,200
                                                                      =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Directors' fees payable                                         $  10,400
      Accounts payable - affiliates                                      44,500
                                                                      ---------
         TOTAL CURRENT LIABILITIES:                                      54,900

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         authorized, 20,000,000 shares;
         issued and outstanding,
         9,000,000 shares                                                 9,000
      Additional paid-in capital                                        623,400
      Accumulated deficit                                              (565,700)
      Unrealized loss in investments                                     51,600
                                                                      ---------
                                                                        118,300
                                                                      ---------
                                                                      $ 173,200
                                                                      =========



            See accompanying notes to condensed financial statements.




                                             RUBY MINING COMPANY

                                      Condensed Statements of Operations
                                                (Unaudited)

                                            Three Months Ended                           Six Months Ended
                                                November 30,                                November 30,
                                      ---------------------------------           ---------------------------------
                                          1997                  1996                 1997                  1996
                                          ----                  ----                 ----                  ----
REVENUES:
      Interest                        $       100           $       300           $       400           $       600


COSTS AND EXPENSES:
      General and
         Administrative                     2,000                 2,600                 5,200                 7,300
                                      -----------           -----------           -----------           -----------
NET INCOME (LOSS)                     $    (1,900)          $    (2,300)          $    (4,800)          $    (6,700)
                                      ===========           ===========           ===========           ===========
INCOME (LOSS)
      PER SHARE                       $    *                $    *                $    *                $    *
                                      ===========           ===========           ===========           ===========
WEIGHTED AVERAGE
      NUMBER OF SHARES
      OUTSTANDING                       9,000,000             9,000,000             9,000,000             9,000,000
                                      ===========           ===========           ===========           ===========



*  Less than $.01 per share.




                             See accompanying notes to condensed financial statements.

                                                         4

                               RUBY MINING COMPANY

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended
                                                               November 30,
                                                         ----------------------
                                                           1997          1996
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                           $ (4,800)     $ (6,700)
      Adjustments to reconcile net loss to
        net cash used in operating activities:
         Increase in accounts payable                       5,300         4,500
                                                         --------      --------

CASH (USED IN) PROVIDE BY
      OPERATING ACTIVITIES                                    500        (2,200)
                                                         --------      --------

NET (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS                                    500        (2,200)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                  34,000        35,700
                                                         --------      --------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                      $ 34,500      $ 33,500
                                                         ========      ========






            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY
                     Notes to Condensed Financial Statements

     1) The Condensed Balance Sheet as of November 30, 1997 the Condensed Statements of Operations for the six months ended November 30, 1997 and 1996 and the Condensed Statements of Cash Flows for the six months ended November 30, 1997 and 1996, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant as of November 30, 1997, the results of operations for the six months ended November 30, 1997 and 1996 and its cash flows for the six months ended November 30, 1997 and 1996.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1997 Form 10-KSB.

     3) The results of operations for the periods ended November 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations.
        --------------


Liquidity and Capital Resources

     The Registrant's working capital continued to decrease, as amounts due to Registrant's parent, U.S. Energy Corp. ("USE") continued to be accrued for office and administrative costs and expense. The $4,800 decrease in working capital during the six months ended November 30, 1997 left a working capital deficit of $20,100 at November 30, 1997.

     The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1998, as USE has not made demand on amounts due it. However, the Registrant must secure drilling or construction contracts, or negotiate a way to retire debt to its directors and parent company in order to continue operating long-term.

Results of Operations

     The Registrant had no revenues from operations during the most recently completed six months or the corresponding six months of the prior year. The Registrant did however recognize $400 and $600 in interest revenue for the six months ended November 30, 1997 and November 30, 1996.

     General and administrative costs decreased during the six months ended November 30, 1997 from the same period of the previous year by $2,100, primarily due to reduced operating activity.

     The Registrant's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  Exhibits. None.

     (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended November 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            RUBY MINING COMPANY
                                            (Registrant)



Date:  January 14, 1998                 By:  /s/ John L. Larsen
                                           -------------------------------
                                           JOHN L. LARSEN,
                                           President



Date:  January 14, 1998                 By:  /s/ Robert Scott Lorimer
                                           -------------------------------
                                           ROBERT SCOTT LORIMER,
                                           Principal Financial Officer
                                           & Chief Accounting Officer