Form 10QSB
period 1998-02-28
RUBY MINING CO
filed 1998-04-03
CIK 85684

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 28, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _____ to _____

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

            Class                   Outstanding at April 3, 1998
-------------------------------    -------------------------------
Common stock, $.001 par value             9,000,000 Shares

                               RUBY MINING COMPANY

                                      Index

PART I.        FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

      Condensed Balance Sheet -- February 28, 1998............................3

      Condensed Statements of Operations -- Three and Nine Months
         Ended February 28, 1998 and February 28, 1997........................4

      Condensed Statements of Cash Flows -- Nine Months
         Ended February 28, 1998 and February 28, 1997........................5

      Notes to Condensed Financial Statements.................................6

      ITEM 2.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........7

PART II.              OTHER INFORMATION

      ITEM 6.         Exhibits and Reports on Form 8-K........................7

      Signatures..............................................................8

                               RUBY MINING COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements

                             CONDENSED BALANCE SHEET
                                FEBRUARY 28, 1998


         ASSETS


CURRENT ASSETS:
      Cash                                                  $          34,900
      Other                                                               300
                                                                    ---------
         TOTAL CURRENT ASSETS                                          35,200

INVESTMENTS                                                           130,500

PROPERTY AND EQUIPMENT, at cost
      Mining equipment                                                 39,600
      Less accumulated depreciation                                   (31,700)
                                                                    ---------
                                                                        7,900
                                                                    ---------
                                                            $         173,600
                                                                    =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Directors' fees payable                               $          10,400
      Accounts payable - affiliates                                    51,200
                                                                    ---------
         TOTAL CURRENT LIABILITIES:                                    61,600

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         authorized, 20,000,000 shares;
         issued and outstanding,
         9,000,000 shares                                               9,000
      Additional paid-in capital                                      623,400
      Accumulated deficit                                            (572,000)
      Unrealized loss in investments                                   51,600
                                                                    ---------
                                                                      112,000
                                                                    ---------
                                                            $         173,600
                                                                    =========

            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  Three Months Ended          Nine Months Ended
                                       February                   February
                                   ------------------          ----------------
                                28, 1998    28, 1997         28, 1998  28, 1997
                                --------    --------         --------  --------
REVENUES:
      Interest                 $    500     $   200          $   900    $   800


COSTS AND EXPENSES:
      General and
         Administrative           6,800       2,400           12,000      9,700
                                -------     -------          -------    -------
NET INCOME (LOSS)           $    (6,300)    $(2,200)        $(11,100)   $(8,900)
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

                               RUBY MINING COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                             February

                                                    -------------------------
                                                     28, 1998        28, 1997
                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                       $(11,100)       $ (8,900)
      Adjustments to reconcile net loss to
        net cash used in operating activities:
         Increase in accounts payable                  12,000           7,000
                                                    ---------       ---------

CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                900          (1,900)

NET (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS                                900          (1,900)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                              34,000          35,700
                                                     --------       ---------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                              $     34,900       $  33,800
                                                    =========       =========

            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     1) The Condensed Balance Sheet as of February 28, 1998 the Condensed Statements of Operations for the three months and nine months ended February 28, 1998 and February 28, 1997, and the Condensed Statements of Cash Flows for the nine months ended February 28, 1998 and February 28, 1997, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant as of February 28, 1998, the results of operations for the three months and nine months ended February 28, 1998 and February 28, 1997, and the cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1997 Form 10-KSB.

     3) The results of operations for the periods ended February 28, 1998 and February 28, 1997 are not necessarily indicative of the operating results for the full year.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's working capital decreased by $11,100 during the nine months ended February 28, 1998 resulting in negative working capital of $26,400 at the end of the period. The decrease in working capital is primarily a result of a $12,000 increase in accounts payable to affiliates for various general and administrative expenses, which was offset by an increase of $900 in cash as a result of interest earned on the Registrant's funds held in interest bearing accounts.

     The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1998. However, the Registrant must secure drilling or construction contracts, and negotiate a way to retire debt to its directors and affiliates in order to continue operating long-term.

RESULTS OF OPERATIONS

     The Registrant had no revenues from operations during the three months or the nine months ended February 28, 1998, or the corresponding periods of the prior year. The Registrant did, however, record $900 and $800 in interest revenue earned on monies held in interest bearing accounts during the nine month periods ended February 28, 1998 and February 28, 1997, respectively.

     General and administrative costs increased by $2,300 during the nine months ended February 28, 1998 from the same period of the previous year. This increase in general and administrative expenses is due primarily to an increase in the cost of professional services for annual audit bills to the registrant's independent accountant.

     The Registrant's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

PART II.  OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. None.

     (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended February 28, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        RUBY MINING COMPANY
                                        (Registrant)



Date:  April 3, 1998             By:   s/ John L. Larsen
                                       -------------------------
                                       JOHN L. LARSEN,
                                       President



Date:  April 3, 1998             By:   s/ Robert Scott Lorimer
                                       -------------------------
                                       ROBERT SCOTT LORIMER,
                                       Principal Financial Officer
                                       and Chief Accounting Officer