Form 10KSB
period 1998-05-31
RUBY MINING CO
filed 1998-08-20
CIK 85684

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] for the fiscal year ended MAY 31, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from
                                                                           -----
      to
        --------
Commission file number   0-7501

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     COLORADO                                              83-0214117
------------------------------                       ---------------------------
(State  or  other   jurisdiction  of                       (I.R.S.Employer
 incorporation or organization)                             Identification No.)

      877 North 8th West
      RIVERTON, WY                                          82501
-------------------------------                      ---------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's Telephone Number, including area code:         (307) 856-9278
                                                    ----------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE
--------------------------------------------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      Registrant's revenues in fiscal year 1998 were $1,300.

      There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

            CLASS                               OUTSTANDING AT JULY 2, 1998
------------------------------------          ------------------------------
      Common Stock, $0.001 par value                   9,000,000 shares

DOCUMENTS INCORPORATED BY REFERENCE:  None.
------------------------------------

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES   NO  X
----------------------------------------------    ----  ----

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS
              ------------------------

(a)(1)   Business Development.

Ruby Mining Company ("Registrant" or "Company") was incorporated under the laws of the State of Colorado on February 16, 1971. The Registrant has been engaged in the general minerals business, which includes the acquisition, exploration and development and/or sale or lease of mineral properties and the purchase and lease of mineral exploration and mining equipment. The Registrant's minerals activity has been conducted both directly, and indirectly through various joint ventures with both affiliated and non-affiliated entities. The Registrant holds no mining claim interests. The Registrant intends to examine opportunities for the joint venture to acquire other mineral properties or interests therein, as warranted. The Registrant owns various mining equipment.

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

b)(5) The Registrant's business is not dependent upon the supply of raw materials.

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

ITEM 2.  DESCRIPTION OF PROPERTY
         ------------------------

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

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

The Registrant is not engaged in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

No matters were submitted to the Registrant's security holders during the final quarter of the most recently completed fiscal year.

                                     PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS FOR THE REGISTRANT'S COMMON
         ----------------------------------------------------------
         STOCK AND RELATED SECURITY HOLDER MATTERS.
         ------------------------------------------

(a)(1)   Market Information.

There is no established trading market for the Registrant's common stock, which trades infrequently, if at all, in the over-the-counter market. The Registrant has been unable to establish that there was trading in the stock during the past two years or determine whether any price quotations or sale prices may have been provided during that period.

(b) The Registrant had approximately 2,500 record holders of its common stock at July 2, 1998.

(c) The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

      The following is management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods specified.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $12,900 to a working capital deficit of $28,200 during fiscal 1998. The decrease in working capital was a result of an increase of $14,200 in accounts payable to affiliates. This increase was the result of a $6,000 management fee due USECC Joint Venture ("USECC") for managerial, legal, accounting, secretarial, geologic and reporting services and $8,200 in professional services and supplies paid for Registrant by USECC. USECC is a joint venture between U.S. Energy Corp. ("USE"), a 26.7% shareholder of the Company, and Crested Corp., a USE subsidiary.

Commitments for the Company's cash resources include its ongoing general and administrative expenses and a management fee of $500 per month to USECC.

Sources of working capital are cash on hand and cash invested in interest bearing accounts. It is anticipated that the Registrant will not have any capital expenditures during fiscal 1998; however, the Registrant would need additional capital to acquire and develop new properties, and continue operating long-term. Sources of capital could come from either liquidation of investment assets, equipment or negotiation with USECC for a reduction to the payable amounts. No assurance can be given that such events will occur.

The Registrant has assessed all relationships with third parties and through consultation therewith, management has determined that all third party relationships are Year 2000 compatible. Accordingly, management believes the Year 2000 issue will not have a material or adverse effect on the Company's business, results of operations, or financial condition.

RESULTS OF OPERATIONS


FISCAL 1998 COMPARED WITH FISCAL 1997

Revenues from interest earned on cash held in interest bearing accounts increased by $200 to $1,300 for fiscal 1998. Expenses increased by $2,400 during fiscal 1998 due to slightly higher administration costs associated with stock transfer fees, independent financial statement audit and filing fees.

The Registrant recorded a net loss of $12,900 for fiscal 1998 as compared to a net loss of $10,700 for fiscal 1997.

FISCAL 1997 COMPARED WITH FISCAL 1996

Revenues from interest earned on cash held in interest bearing accounts decreased by $100 to $1,100 for fiscal 1997. Expenses decreased by $200 during fiscal 1997 due to reduced independent financial statement audit and filing fees.

The Registrant recorded a net loss of $10,700 for fiscal 1997 as compared to a net loss of $10,800 for fiscal 1996. There was no significant change in revenues and expenses during 1997.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

Financial statements meeting the requirements of Regulation S-B follow.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To The Shareholders of Ruby Mining Company:

We have audited the accompanying balance sheet of RUBY MINING COMPANY (a Colorado corporation) as of May 31, 1998, and the related statements of operations, shareholders' equity and cash flows for each of the two years ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ruby Mining Company as of May 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring losses, has no current operations and has a significant accumulated deficit, matters that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




ARTHUR ANDERSEN LLP

Denver, Colorado,
July 2, 1998

                               RUBY MINING COMPANY

                                  BALANCE SHEET

                                  MAY 31, 1998

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                  $ 35,300
    Other assets                                                    300
                                                               --------
                                                                 35,600

INVESTMENTS (Notes B and C)                                     103,800

PROPERTY AND EQUIPMENT, at cost:
    Mining equipment                                             39,600
    Less:  accumulated depreciation                             (31,700)
                                                                -------
                                                                  7,900
                                                                  -----
                                                               $147,300
                                                               ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Director fees payable (Note C)                             $ 10,400
    Accounts payable - affiliates                                53,400
                                                               --------
                                                                 63,800

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value;
      20,000,000 authorized shares;
       9,000,000 shares  issued
       and outstanding,                                           9,000
    Additional paid-in capital                                  623,400
    Accumulated deficit                                        (573,800)
    Unrealized holding gain on investments
      (Note C)                                                   24,900
                                                                 ------
                                                                 83,500
                                                                 ------
                                                               $147,300
                                                               ========



The accompanying notes to financial statements are an integral part of this balance sheet.

                               RUBY MINING COMPANY

                            STATEMENTS OF OPERATIONS



                                                        YEAR ENDED MAY 31,
                                                        ------------------
                                                     1998               1997
                                                     ----               ----
REVENUES:
    Interest                                        $  1,300           $  1,100


COSTS AND EXPENSES:
    General and administrative                        14,200             11,800
                                                     -------           --------

NET LOSS                                            $(12,900)          $(10,700)
                                                     =======           ========

NET LOSS PER SHARE, BASIC AND DILUTED              $   *             $   *
                                                     =======           ========

BASIC WEIGHTED AVERAGE SHARES
    OUTSTANDING                                    9,000,000          9,000,000
                                                   =========          =========

      *  Less than $.01 per share.


The accompanying notes to financial statements are an integral part of these statements.



                               RUBY MINING COMPANY

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                    Unrealized
                                                                                    Holding
                                                         Additional                 Loss On             Total
                                   COMMON STOCK          Paid-in       Accumulated  Marketable          Shareholders'
                                 ------------------
                               SHARES        AMOUNT      CAPITAL       DEFICIT      EQUITY SECURITIES   EQUITY
                               ------        ------      -------       -------      -----------------   ------

Balance, May 31, 1996        9,000,000       $9,000      $623,400      $(550,200)     $262,600          $344,800

Net unrealized holding
   loss on investments           --             --          --             --         (211,000)         (211,000)
Net loss                         --             --          --           (10,700)        --              (10,700)
                              --------       ------      --------      ---------      --------           --------

Balance, May 31, 1997        9,000,000        9,000       623,400       (560,900)       51,600           123,100

Net unrealized holding
  loss on investments            --             --          --             --          (26,700)          (26,700)
Net loss                         --             --          --           (12,900)        --              (12,900)
                              --------       ------      --------      ---------      --------           --------

Balance, May 31, 1998        9,000,000       $9,000      $623,400      $(573,800)     $ 24,900          $ 83,500
                             =========       ======      ========      =========      ========           ========


The accompanying notes to financial statements are an integral part of these statements.


                               RUBY MINING COMPANY

                            STATEMENTS OF CASH FLOWS


                                                     YEAR ENDED MAY 31,
                                                     ------------------
                                                   1998              1997
                                                   ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $(12,900)         $(10,700)

   Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:
      Increase in accounts payable                14,200             9,000
                                                ------------      --------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                            1,300            (1,700)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            1,300            (1,700)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            34,000            35,700
                                                --------          --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 35,300          $ 34,000
                                                ========          ========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:

   Changes in market
      value of investments                      $(26,700)        $(211,000)
                                                ========          =========

   No interest or income taxes were paid in the years ended May 31, 1998 and 1997.


The accompanying notes to financial statements are an integral part of these statements.

                               RUBY MINING COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1998


A.    BUSINESS ORGANIZATION AND GOING CONCERN

      Ruby Mining Company (the "Company") was incorporated in the State of Colorado on February 16, 1971, to engage in the acquisition, exploration and development and/or sale or lease of mineral properties and the purchase and lease of mineral exploration and mining equipment.

      The Company currently has no operating activities, but continues to incur losses from general and administrative expenses and has a significant accumulated deficit. Expenses are projected to exceed investment interest revenues again in 1999. Management continues to analyze the viability of the Company and its future. There is substantial doubt as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and management believes its available cash is sufficient to fund next year's obligations, primarily for general and administrative expenses.

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

INVESTMENTS

      Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, the Company accounts for marketable equity securities as available-for-sale securities. Available-for-sale securities are measured at fair value at each reporting date, with net unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity until realized.

NET LOSS PER SHARE, BASIC AND DILUTED

      Net loss per share, basic and diluted, is computed using the weighted average number of common shares outstanding during the period.

                               RUBY MINING COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

CASH AND CASH EQUIVALENTS

      Amounts held by depository institutions in demand deposit accounts are considered cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all cash investments with original maturities of three months or less.

INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards.

      SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

C.    MARKETABLE EQUITY SECURITIES AND RELATED PARTY TRANSACTIONS

     U.S. Energy Corp. ("USE"), a 26.7% shareholder, and its subsidiary, Crested Corp., provide certain management and administrative services to the Company under a management agreement. Charges for these services were $6,000 per annum for 1998 and 1997.

      The Company has accrued fees of $10,400 to be paid to the Board of Directors for services performed prior to 1990.

      The Company's investments consist of marketable equity securities of affiliated, but not controlled companies as follows:

                                                      MAY 31, 1998
                                                      ------------
                                                                   Fair
                                                                   Market
                                                  COST             VALUE
                                                  ----             -----
      U.S. Energy Corp.                         $ 51,200          $82,800
      Crested Corp.                               27,700           21,000
                                                --------          -------
                                                $ 78,900          $103,800
                                                ========          ========

      The aggregate fair market value of the marketable equity securities decreased $26,700 from June 1, 1997 to May 31, 1998. The net aggregate unrealized holding gain on investments at May 31, 1998 was $24,900.

                               RUBY MINING COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (CONTINUED)

D.    INCOME TAXES

      There were no taxes currently payable at May 31, 1998.

      The following table reconciles the Company's effective income taxes to statutory federal income taxes:

                                                         MAY 31,
                                             -----------------------------------
                                                1998             1997
                                                ----             ----
      Federal income tax benefit
         at statutory rates                     $(4,400)         $(3,600)
      Less valuation allowance                    4,400            3,600
                                                -------           ------

      Effective tax                             $  --            $  --
                                                =======          =======

      As  of  May  31,  1998,   the  Company  had  net  operating  loss  ("NOL")
carryforwards available of approximately $350,400 which expire beginning in 1999 through 2013.

      The components of deferred taxes as of May 31, 1998 are as follows:

      Deferred tax assets:
            Tax effect of NOL carryforwards              $  119,100
            Valuation allowance                            (119,100)
                                                         ----------

      Net deferred tax asset                             $    --
                                                         ==========

      The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present nonoperating state, the Company's ability to generate future taxable income is uncertain. The deferred tax asset and the related valuation allowance decreased approximately $38,700 from May 31, 1997 due to the expiration of the 1982 NOL.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE.
         -------------------------

Not applicable.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           ---------------------------------------------------

(a)(1)(2)(3)  Identification of Directors and Executive Officers.

Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified or until resignation, removal or death. The Registrant's executive officers and directors are listed below:

             NAME            AGE     POSITION AND TENURE
             ----            ---     -------------------

      John L. Larsen         67      CEO, President, Treasurer and a Director
                                     since February 1971.

      Harold F. Herron       45      Assistant  Secretary  since
                                     August 1979, Director since July 1980 and
                                     Secretary since May 1991.

     George F. Smith         63      Vice President and Director since May 1986.

No arrangement exists between any of the above officers and directors pursuant to which any one of those person was elected to such office or position.

(a)(4)     BUSINESS EXPERIENCE. John L. Larsen has been principally employed as
           -------------------
chief executive officer of the Registrant's principal shareholder, USE, for more than five years. Harold F. Herron had been employed as President of The Brunton Company ("Brunton"), a former subsidiary of USE. George F. Smith has been principally employed as operations manager for USE and Crested for more than the past five years.

(a)(5)     DIRECTORSHIPS. John L. Larsen is also a director of USE and Crested.
           -------------
Mr. Herron is also a director of USE and Northwest Gold, Inc. Messrs. Larsen, Herron and Smith hold no other directorships of any other companies with a class of securities registered pursuant to Section 12 of the Exchange Act or that are subject to the requirements of Section 15(d) of such Act, or of any company registered as an investment company under the Investment Company Act of 1940.

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

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(e) since June 1, 1996 and written representations referred to in
Item 405(b)(2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from June 1, 1997 through May 31, 1998, to file on a timely basis, the reports required by
Section 16(a) of the Exchange Act.

ITEM 10.   EXECUTIVE COMPENSATION
           ----------------------

No executive officer of the Registrant received aggregate cash compensation from the Registrant in excess of $100,000 during the Registrant's last fiscal year. The following table contains information with respect to the aggregate compensation accrued by the Registrant for the last two fiscal years ended May 31, 1998, to the chief executive officer:

                       SUMMARY COMPENSATION TABLE(i)(ii)

                                                   Annual Compensation
NAME AND PRINCIPAL POSITION                   YEAR       SALARY       BONUS
---------------------------                   ----       ------       -----
John L. Larsen, CEO                           1998         -0-         -0-
                                              1997         -0-         -0-

(i) During fiscal 1998, no cash compensation was paid to the executive officers.

(ii) The USECC Joint Venture provides management and administrative services to the Registrant for a monthly fee of $500.

No cash bonuses were paid by the Registrant to the group of persons identified in paragraph (a) of Item 9, during the year.

Minimum director fees of $1,500 are owed to the group of individuals identified in paragraph (a) of Item 9, for services during each fiscal year ($10,400 for periods prior to June 1, 1989). However, for the past several years these amounts have not been paid and have been waived by the directors. It is anticipated that the directors will again waive these fees for fiscal 1999.

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

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            ---------------------------------------------------
            MANAGEMENT.
            ----------

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

(b)   Security Ownership of Management.

The following table shows, as of July 2, 1998 ownership by the Registrant's officers and directors, individually and as a group, of securities of the Registrant and its parent, USE.


                                                  AMOUNT AND
                                                  NATURE OF
NAME AND ADDRESS                                  BENEFICIAL         PERCENT
OF BENEFICIAL OWNER       TITLE OF CLASS          OWNERSHIP          OF CLASS(2)
-------------------       --------------          ---------          -----------
John L. Larsen            Ruby Mining Company     2,400,000(3)          26.7%
201 Hill Street           common stock, $.001
Riverton, WY  82501       par value

Harold F. Herron          Ruby Mining Company     2,400,400(3)          26.7%
3425 Riverside Drive      common stock, $.001
Riverton,  WY  82501      par value

George F. Smith           Ruby Mining Company          -0-               0.0%
1602 East Pershing        common stock, $.001
Riverton, WY  82501       par value

All officers and          Ruby Mining Company     2,400,400(3)          26.7%
directors as a group      common stock, $.001
(three persons)           par value
----------
(1) Except as otherwise noted the listed executive officer exercises sole dispositive and voting powers over the shares set forth opposite his name.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            -----------------------------------------------

(A)(B)      TRANSACTIONS WITH MANAGEMENT AND OTHERS.

Since June 1, 1997 there were no transactions and there are no proposed transactions in which the amount involved exceeds $60,000 and in which any executive officer, nominee or director of the Registrant, any security holder who is known by the Registrant to hold of record or beneficially more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing person, had or will have a direct or indirect material interest.

(C)   PRINCIPLE SHAREHOLDER OWNERSHIP.

USE is the principle shareholder of the Registrant and holds 26.7% of the Registrant's common stock.

(D)   TRANSACTIONS WITH PROMOTERS.

      Not applicable.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.
            --------------------------------

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

                                                     RUBY MINING COMPANY
                                                    (Registrant)



Date:  August           , 1998              By:      S/ JOHN L. LARSEN
              ----------                              --------------------
                                                      JOHN L. LARSEN,
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August           , 1998         By:      S/ JOHN L. LARSEN
              ----------                         --------------------
                                                 JOHN L. LARSEN, Director



Date:  August           , 1998         By:      S/ GEORGE F. SMITH
              ----------                         ---------------------
                                                 GEORGE F. SMITH, Director



Date:  August           , 1998         By:      S/ HAROLD F. HERRON
              ----------                         ----------------------
                                                 HAROLD F. HERRON, Director



Date:  August           , 1998         By:      S/ ROBERT SCOTT LORIMER
              ----------                         --------------------------
                                                 ROBERT SCOTT LORIMER, Principal
                                                 Financial Officer and
                                                 Chief Accounting Officer