Form 10QSB
period 1998-08-31
RUBY MINING CO
filed 1998-10-14
CIK 85684

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended August 31, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number   0-7501

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      COLORADO                                         81-0214117
----------------------------------------         -------------------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

877 NORTH 8TH WEST, RIVERTON, WY                       82501
-----------------------------------------        -------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone Number:  (307) 856-9278
                                ---------------

                                      NONE
      (Former name, address and fiscal year, if changed since last report)


      Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  YES   X             NO


      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                              OUTSTANDING AT OCTOBER 7, 1998
--------------------------------------       -----------------------------------
      Common stock, $.001 par value                      9,000,000 Shares

                               RUBY MINING COMPANY

                                      INDEX

PART I.     FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

    Condensed Balance Sheet --  August 31, 1998 .............................3

    Condensed Statements of Operations -- Three Months Ended
      August 31, 1998 and August 31, 1997....................................4

    Condensed Statements of Cash Flows -- Three Months Ended
      August 31, 1998 and August 31, 1997....................................5

    Notes to Condensed Financial Statements..................................6

    ITEM 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.........................7

PART II.  OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K................................7

    Signatures...............................................................8

                               RUBY MINING COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                             CONDENSED BALANCE SHEET
                                 AUGUST 31, 1998
                                   (UNAUDITED)

      ASSETS

CURRENT ASSETS:
    Cash and Cash Equivalent                             $ 35,700
    Other assets                                              300
                                                         --------
      TOTAL CURRENT ASSETS                                 36,000

INVESTMENTS                                               103,700

PROPERTY AND EQUIPMENT, at cost                            39,600
    Less accumulated depreciation                         (31,600
                                                         --------
                                                            8,000
                                                         --------
                                                        $ 147,700
                                                        =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Directors' fees payable                              $ 10,400
    Accounts payable - affiliates                          60,900
                                                         --------
      TOTAL CURRENT LIABILITIES:                           71,300

SHAREHOLDERS' EQUITY
    Common stock, $0.001 par value;
      20,000,000 shares authorized.
      9,000,000 shares issued and outstanding,              9,000
    Additional paid-in capital                            623,400
    Accumulated deficit                                  (580,900)
    Unrealized Holding Gain on Investments                 24,900
                                                         --------
                                                           76,400
                                                         --------
                                                         $147,700
                                                         ========

            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended
                                                       AUGUST 31,
                                                -----------------------
                                                   1998           1997
                                                   ----           ----

REVENUES:
    Interest                                    $    400       $    300

COSTS AND EXPENSES:
    General and administrative                     7,400          3,200
                                                --------       --------

NET INCOME (LOSS)                               $ (7,000)      $ (2,900)
                                                ========       --------

EARNINGS (LOSS) PER SHARE                       $   *          $   *
                                                ========       =========


WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                       9,000,000      9,000,000
                                                =========      =========


*   Less than $0.01 per share.


            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Three Months Ended
                                                       AUGUST 31,
                                                ------------------------
                                                    1998          1997
                                                    ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                    $ (7,000)      $ (2,900)
    Adjustments to reconcile
    net loss to net cash provided
    by operating activities:
      Increase in accounts payable-affiliate       7,400          3,200
                                                --------       --------

CASH PROVIDED BY
    OPERATING ACTIVITIES                             400            300
                                                --------       --------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                 400            300

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                           35,300         34,000
                                                --------       --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                               $ 35,700       $ 34,300
                                                ========       ========


            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


      1) The Condensed Balance Sheet as of August 31, 1998, and the Condensed Statements of Operations and Cash Flow for three months ended August 31, 1998 and 1997, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of Registrant as of August 31, 1998 and the results of operations and cash flow for the three months ended August 31, 1998 and 1997.

      2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1998 Form 10-KSB.

      3) The results of operations for the periods ended August 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

      The Registrant's working capital continued to decrease, as amounts due to Registrant's parent, U.S. Energy Corp. ("USE") affiliate USECB Joint Venture ("USECB") continued to be accrued for office and administrative costs. The $7,100 decrease in working capital during the quarter ended August 31, 1998 compared to May 31,1998, left a working capital deficit of $35,300 as compared to a working capital deficit of $18,200 at August 31, 1997.

      The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1999 as USE has not made demand on amounts due. However, the Registrant must secure drilling or construction contracts, or negotiate a way to retire debt to its directors and parent company in order to continue operating long-term.

RESULTS OF OPERATIONS

      The Registrant had no revenues from operations during the most recently completed quarter ended August 31, 1998 or the corresponding quarter of the prior year. The Registrant did however recognize $400 and $300 in interest revenue for the quarter ended August 31, 1998 and August 31, 1997 respectively.

      General and administrative costs increased during the quarter ended August 31, 1998 from the same period of the previous year by $4,200, primarily due to an increase in professional services, which had not yet been billed for audit services for the quarter ended August 31, 1997.

      The Registrant's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

                           PART II. OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.  None.

      (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended August 31, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           RUBY MINING COMPANY
                                           (Registrant)



Date: October 7, 1998               By:       /S/  JOHN L. LARSEN
                                           -------------------------------------
                                           JOHN L. LARSEN,
                                           President



Date: October 7, 1998               By:       /S/ ROBERT SCOTT LORIMER
                                          --------------------------------------
                                          ROBERT SCOTT LORIMER,
                                          Principal Financial Officer
                                          and Chief Accounting Officer