Form 10QSB
period 1998-11-30
RUBY MINING CO
filed 1998-12-31
CIK 85684

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


      [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended November 30, 1998 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number   0-7501

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      Colorado                                               83-0214117
----------------------------------------                --------------------
State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                          Identification No.)

877 North 8th West, Riverton, WY                               82501
----------------------------------------                --------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone Number:     (307) 856-9278

                                      NONE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

            Class                         Outstanding at December 30, 1998
-------------------------------            -------------------------------
Common stock, $.001 par value                      9,000,000 Shares

                               RUBY MINING COMPANY

                                      Index

PART I.        FINANCIAL INFORMATION

    ITEM 1.    Financial Statements

    Condensed Balance Sheet --  November 30, 1998............................3

    Condensed Statements of Operations -- Three and Six Months
      Ended November 30, 1998 and 1997.......................................4

    Condensed Statements of Cash Flows -- Six Months
      Ended November 30, 1998 and 1997.......................................5

    Notes to Condensed Financial Statements..................................6

    ITEM 2.    Management's Discussion and Analysis of
                               Financial Condition and Results of Operations.7

PART II.       OTHER INFORMATION

    ITEM 6.    Exhibits and Reports on Form 8-K..............................7

    Signatures...............................................................8

                               RUBY MINING COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1Financial Statements

                             Condensed Balance Sheet
                                November 30, 1998

      ASSETS

CURRENT ASSETS:
    Cash                                                    $   36,100
    Other                                                          300
                                                              ---------
      TOTAL CURRENT ASSETS                                      36,400

INVESTMENTS                                                    103,800

PROPERTY AND EQUIPMENT, at cost
    Mining equipment                                            39,600
    Less accumulated depreciation                              (31,700)

                                                              ---------
                                                                 7,900
                                                              ---------
                                                            $  148,100
                                                              =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Directors' fees payable                                 $   10,400
    Accounts payable - affiliates                               63,700
                                                              ---------
      TOTAL CURRENT LIABILITIES:                                74,100

SHAREHOLDERS' EQUITY
    Common stock, $0.001 par value;
      authorized, 20,000,000 shares;
      issued and outstanding,
      9,000,000 shares                                           9,000
    Additional paid-in capital                                 623,400
    Accumulated deficit                                       (583,300)
    Unrealized loss in investments                              24,900
                                                              ---------
                                                                74,000
                                                              ---------
                                                            $  148,100
                                                              =========


            See accompanying notes to condensed financial statements.


                               RUBY MINING COMPANY

                       Condensed Statements of Operations
                                   (Unaudited)

                                Three Months Ended            Six Months Ended
                                   November 30,                 November 30,
                                ------------------             --------------

                                 1998        1997             1998       1997
                                 ----        ----             ----       ----
REVENUES:
    Interest                  $  400        $ 100            $ 800     $  400


COSTS AND EXPENSES:
    General and
      Administrative           2,900         2,000          10,300      5,200
                              -------       ------        -------      ------
NET INCOME (LOSS)            $(2,500)      $(1,900)        $(9,500)   $(4,800)
                              =======       =======        =======     ======

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

                               RUBY MINING COMPANY

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                           Six Months Ended
                                                             November 30,
                                                       ------------------------

                                                        1998              1997
                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                       $   (9,500)          $(4,800)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Increase in accounts payable                     10,300             5,300
                                                     ---------         ---------

CASH (USED IN) PROVIDE BY
    OPERATING ACTIVITIES                                  800               500
                                                     ---------         ---------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                  800               500

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                35,300            34,000
                                                     ---------         ---------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                  $   36,100        $   34,500
                                                     =========         =========


            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY
                     Notes to Condensed Financial Statements

    1)The Condensed Balance Sheet as of November 30, 1998 the Condensed Statements of Operations for the six months ended November 30, 1998 and 1997 and the Condensed Statements of Cash Flows for the six months ended November 30, 1998 and 1997, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant as of November 30, 1998, the results of operations for the six months ended November 30, 1998 and 1997 and its cash flows for the six months ended November 30, 1998 and 1997.

    2)Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1998 Form 10-KSB.

    3)The results of operations for the periods ended November 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

       Item 2. Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
                 and Results of Operations.
                 --------------------------


Liquidity and Capital Resources

    The Registrant's working capital continued to decrease, as amounts due to Registrant's parent, U.S. Energy Corp. ("USE") continued to be accrued for office and administrative costs. The $9,500 decrease in working capital during the six months ended November 30, 1998 left a working capital deficit of $37,700 at November 30, 1998.

    The Registrant anticipates that it will be able to meet its administrative capital requirements for the remainder of the year ending May 31, 1999, as USECB Joint Venture, the Registrant's affiliate, has not made demand on debts due it in the amount of $62,000. However, the Registrant must secure drilling or construction contracts, or negotiate a way to retire debt to its directors and USECB in order to continue operating long-term.

Results of Operations

    The Registrant had no revenues from operations during the most recently completed six months or the corresponding six months of the prior year. The Registrant did however recognize $800 and $400 in interest revenue for the six months ended November 30, 1998 and November 30, 1997.

    General and administrative costs increased during the six months ended November 30, 1998 from the same period of the previous year by $5,100. This increase was primarily in professional services. The Registrant recorded its audit fees in the first quarter of fiscal 1999 where as it recorded only part of its audit fees for fiscal 1998 in the second quarter ended November 30, 1997.

    The Registrant's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

    (a) Exhibits.  None.

    (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended November 30, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    RUBY MINING COMPANY
                                    (Registrant)



Date: December__, 1998            By:   s/ John L. Larsen
                                       -------------------------
                                       JOHN L. LARSEN,
                                       President



Date: December__, 1998            By:   s/ Robert Scott Lorimer
                                       -------------------------
                                       ROBERT SCOTT LORIMER,
                                       Principal Financial Officer
                                       & Chief Accounting Officer