Form 10QSB
period 1999-02-28
RUBY MINING CO
filed 1999-04-08
CIK 85684

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 28, 1999 or
     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _____ to _____

Commission file number   0-7501

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      Colorado                                              81-0214117
----------------------------------------             ---------------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

877 North 8th West, Riverton, WY                              82501
-----------------------------------------            ---------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone Number:                       (307) 856-9278

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

            Class                                 Outstanding at April 3, 1999
-------------------------------                  -------------------------------
Common stock, $.001 par value                           9,000,000 Shares

                               RUBY MINING COMPANY

                                      Index

PART I.        FINANCIAL INFORMATION

    ITEM 1.    Financial Statements

    Condensed Balance Sheet --  February 28, 1999............................3

    Condensed Statements of Operations -- Three and Nine Months
      Ended February 28, 1999 and February 28, 1998..........................4

    Condensed Statements of Cash Flows -- Nine Months
      Ended February 28, 1999 and February 28, 1998..........................5

    Notes to Condensed Financial Statements..................................6

    ITEM 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................7

PART II.       OTHER INFORMATION

    ITEM 6.    Exhibits and Reports on Form 8-K..............................7

    Signatures...............................................................8

                               RUBY MINING COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

                             Condensed Balance Sheet
                                February 28, 1999

      ASSETS

CURRENT ASSETS:
    Cash                                                    $    36,500
    Other                                                           300
                                                              ---------
      TOTAL CURRENT ASSETS                                       36,800

INVESTMENTS                                                     103,800

PROPERTY AND EQUIPMENT, at cost
    Mining equipment                                             39,600
    Less accumulated depreciation                               (31,700)
                                                              ---------
                                                                  7,900
                                                              ---------
                                                            $   148,500
                                                              =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Directors' fees payable                                 $    10,400
    Accounts payable - affiliates                                66,200
                                                              ---------
      TOTAL CURRENT LIABILITIES:                                 76,600

SHAREHOLDERS' EQUITY
    Common stock, $0.001 par value;
      authorized, 20,000,000 shares;
      issued and outstanding,
      9,000,000 shares                                            9,000
    Additional paid-in capital                                  623,400
    Accumulated deficit                                        (585,400)
    Unrealized loss in investments                               24,900
                                                              ---------
                                                                 71,900
                                                              ---------
                                                            $   148,500
                                                              =========

            See accompanying notes to Condensed Financial Statements.

                               RUBY MINING COMPANY

                       Condensed Statements of Operations
                                   (Unaudited)

                                Three Months Ended            Nine Months Ended
                                   February 28,                 February 28,
                                ------------------            ----------------
                                 1999        1998             1999        1998
                               --------    --------         --------    --------
REVENUES:

    Interest                  $    400      $   500      $   1,200    $     900


COSTS AND EXPENSES:
    General and
      Administrative             2,500        6,800         12,800       12,000
                               -------       -------       -------      -------
NET INCOME (LOSS)             $ (2,100)     $(6,300)      $(11,600)  $  (11,100)
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

            See accompanying notes to Condensed Financial Statements.

                               RUBY MINING COMPANY

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                             Nine Months Ended
                                                               February 28,



                                                       -------------------------
                                                        1999              1998
                                                       --------         -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                         $ (11,600)       $ (11,100)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Increase in accounts payable                      12,800           12,000
                                                      ---------        ---------

CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                 1,200              900
                                                      ---------        ---------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                 1,200              900

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                 35,300           34,000
                                                      ---------        ---------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                    $  36,500        $  34,900
                                                      =========        =========

            See accompanying notes to Condensed Financial Statements.

                               RUBY MINING COMPANY
                     Notes to Condensed Financial Statements


     1) The Condensed Balance Sheet as of February 28, 1999 the Condensed Statements of Operations for the three months and nine months ended February 28, 1999 and February 28, 1998, and the Condensed Statements of Cash Flows for the nine months ended February 28, 1999 and February 28, 1998, have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of February 28, 1999, the results of operations for the three months and nine months ended February 28, 1999 and February 28, 1998, and the cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1998 Form 10-KSB.

     3) The results of operations for the periods ended February 28, 1999 and February 28, 1998 are not necessarily indicative of the operating results for the full year.

            Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

Liquidity and Capital Resources

     The Company's working capital decreased by $11,600 during the nine months ended February 28, 1999 resulting in negative working capital of $39,800 at the end of the period. The decrease in working capital is primarily a result of a $12,800 increase in accounts payable to affiliates for various general and administrative expenses, which was offset by an increase of $1,200 in cash as a result of interest earned on the Company's funds held in interest bearing accounts.

     The Company anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1999 as USECB Joint Venture, the Company's affiliate, has not made demand on debts due it in the amount of $66,200. However, the Company must secure drilling or construction contracts, and negotiate a way to retire debt to its directors and USECB in order to continue operating long-term.

Results of Operations

    The Company had no revenues from operations during the three months or the nine months ended February 28, 1999, or the corresponding periods of the prior year. The Company did, however, record $1,200 and $900 in interest revenue earned on monies held in interest bearing accounts during the nine month periods ended February 28, 1999 and February 28, 1998, respectively.

    General and administrative costs increased by $800 during the nine months ended February 28, 1999 from the same period of the previous year. This increase in general and administrative expenses is due primarily to an increase in the cost of professional services for annual audit bills to the Company's independent accountant.

    The Company's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

PART II.  OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K.

(a) Exhibits.  None.
(b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended February 28, 1999.

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                RUBY MINING COMPANY
                                                (Registrant)



Date:  April 3, 1999             By: s/ John L. Larsen
                                     -------------------------
                                 JOHN L. LARSEN,
                                    President



Date:  April 3, 1999             By: s/ Robert Scott Lorimer
                                     -------------------------
                                     ROBERT SCOTT LORIMER,
                                     Principal Financial Officer
                                     and Chief Accounting Officer