Form 10-K
period 1999-05-31
RUBY MINING CO
filed 1999-08-11
CIK 85684

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[ x  ] Annual  report  pursuant  to  section  13 or 15(d) of the  Securities
       Exchange Act of 1934 [Fee Required] for the fiscal year ended
       May 31, 1999 or
[    ] Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934
      [No Fee Required] for the transition period from       to
                                                       ------   -------
Commission file number   0-7501

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                        83-0214117
--------------------------------------              ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

      877 North 8th West
      Riverton, WY                                          82501
---------------------------------------             ----------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number, including area code:    (307) 856-9278
                                                    ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 par value
                        -------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                                             ---   ---

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

      Registrant's revenues in fiscal year 1999 were $1,500.

     There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

            Class                               Outstanding at August 6, 1999
---------------------------------------      -----------------------------------
    Common Stock, $0.001 par value                     9,000,000 shares

Documents incorporated by reference:  None.
------------------------------------
Transitional Small Business Disclosure Format: YES    NO  X
---------------------------------------------     ----  ----

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS
              -----------------------
(a)(1)Business Development.

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

(a)(2)The Registrant has not been involved in any bankruptcy, receivership or similar proceedings in the last three fiscal years.

(a)(3)In the last three fiscal years, the Registrant did not engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business.

(b)   Business of Issuer.

(b)(1)During the three most recent fiscal years, the Registrant has not had the resources to explore mineral properties. The Registrant operates in one business segment; the location, acquisition, exploration, sale or lease and/or development of natural resource properties.

(b)(2)The Registrant's business activities in the past have included its participation in the USECC Joint Venture (a joint venture with its principle shareholder, U.S. Energy Corp. ("USE") a 26.7% shareholder of the Company, and USE's subsidiary, Crested Corp. ("Crested")), and other affiliates of USE and Crested. The Registrant is no longer a party to any USECC Joint Venture activities, or other activities with USE or Crested affiliates, although such Venture provides certain management services. See Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b)(3)There has not been a public announcement of, nor has the Registrant otherwise publicized a new product or industry segment which would require the investment of a material amount of the assets of the Registrant, or that is otherwise material.

(b)(4)The evaluation and acquisition of base and precious metals mining properties and oil and gas properties is a highly competitive business. There are numerous companies involved in this business, many of which are larger than the Registrant.

(b)(5)The Registrant's business is not dependent upon the supply of raw materials.

(b)(6)The Registrant's business is not dependent upon any single or a few customers; during the most recently completed fiscal year the Registrant received all of its revenues from interest on cash assets.

(b)(7)The Registrant holds no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts and does not consider such property rights to be important to its operations.

(b)(8)Mining operations are subject to statutory and agency requirements which address various issues, including (i) environmental permitting and ongoing compliance costs, supervised by the EPA and state agencies (e.g., the Colorado Department of Environmental Quality), for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; (iii) wildlife (Department of Interior for migratory fowl if attractive standing water is involved in operations); and (iv) nuclear and radioactive materials (generally, the Nuclear Regulatory Commission, which preempts state regulation in such matters).

The Registrant presently has no operations requiring government approval, and no applications for any approval are pending or planned at date of filing.

(b)(9)Because any mining operations of the Registrant would be subject to at least some of the requirements discussed in (b)(8) above, the commencement of such operations would be delayed pending agency approval (or a determination that approval is not required because of size, etc.) or the project might even be abandoned due to prohibitive costs (water treatment facilities for mine water discharge might be too expensive for the projected cash flow from the property).

Generally, the effect of current or probable governmental regulations on the Registrant cannot be determined until a specific project is undertaken by the Registrant.

(b)(10)The Registrant has made no direct expenditures for company-sponsored
research  and   development   activities,   nor  has  it  been   connected  with
customer-sponsored research and development projects.

(b)(11)Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource
Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act ("Superfund") affect minerals operations. For mining operations in Colorado, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and siting. Corresponding statutes exist in most other jurisdictions and would be expected to affect any mining operation undertaken by the Registrant. Compliance with these laws and any regulations adopted thereunder can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received therefrom. The Registrant believes it is in compliance in all material respects with all rules, laws and regulations promulgated by the various federal, state and local agencies applicable to its current activities, but it cannot anticipate what new regulations of this type might be proposed and adopted, or what the resulting effect on its capital expenditures, earnings and competitive position may be.

(b)(12)The Registrant has no full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------
2(a)  Description of Property

Mineral Properties

None

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

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

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

(a)(1)Market Information.

There is no established trading market for the Registrant's common stock, which trades infrequently, if at all, in the over-the-counter market. The Registrant has been unable to establish that there was trading in the stock during the past two years or determine whether any price quotations or sale prices may have been provided during that period.

(b) The Registrant had approximately 2,500 record holders of its common stock at August 6, 1999.

(c) The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         --------------------------

     The following is management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods specified.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital deficit increased by $15,200 to $43,400 at May 31, 1999 as compared to $28,200 at May 31, 1998. The increase in the working capital deficit was primarily a result of an increase of $16,700 in accounts payable to USECC Joint Venture. This increase was the result of a $6,000 management fee due USECC for managerial, legal, accounting, secretarial, geologic and reporting services and $10,700 in professional services, supplies and other services paid for the Company by USECC.

Commitments for the Company's cash resources include its ongoing general administrative expenses and a management fee of $500 per month to USECC.

Sources of working capital are cash on hand and cash invested in interest bearing accounts. It is anticipated that the Company will not have any capital expenditures during fiscal 1999. The Company would need additional capital to acquire and develop new properties, and continue operating long-term. Sources of capital could come from either liquidation of investment assets, equipment or negotiation with USECC for a reduction to the payable amounts. No assurance can be given that such events will occur.

The Company has assessed all relationships with third parties and through consultation therewith, management has determined that all third party relationships are Year 2000 compatible. Accordingly, management believes the Year 2000 issue will not have a material or adverse effect on the Company's business, results of operations, or financial condition.

RESULTS OF OPERATIONS

Fiscal 1999 Compared with Fiscal 1998

The Company had no revenues from operations during the years ended May 31, 1999 and May 31, 1998. The Company did, however, record $1,500 and $1,300 in interest income earned on monies held in interest bearing accounts during the years ended May 31, 1999 and May 31, 1998, respectively.

General and administrative costs increased by $2,500 during fiscal 1999 from fiscal 1998. This increase in general and administrative expenses is due primarily to an increase in the cost of professional services for the annual audit.

The  Company's   operations  consist  primarily  of  administrative   activities
associated with the preparation of various reports and documents as required by law.

Operations resulted in losses of $15,200 and $12,900 during the years ended May 31, 1999 and May 31, 1998, respectively.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

Financial statements meeting the requirements of Regulation S-B follow.

                    Report of Independent Public Accountants


To The Shareholders of Ruby Mining Company:

We have audited the accompanying balance sheet of RUBY MINING COMPANY (a Colorado corporation) as of May 31, 1999, and the related statements of operations, shareholders' equity and cash flows for each of the two years ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ruby Mining Company as of May 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.

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




ARTHUR ANDERSEN LLP

Denver, Colorado,
June 23, 1999

                               RUBY MINING COMPANY

                                  BALANCE SHEET

                                  May 31, 1999

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents (Note B)                         $ 36,800
    Other assets                                                    300
                                                               --------
                                                                 37,100

INVESTMENTS (Notes B and C)                                      70,600

PROPERTY AND EQUIPMENT, at cost:
    Mining equipment                                             39,600
    Less:  accumulated depreciation                             (31,700)
                                                               ---------
                                                                  7,900
                                                               ---------
                                                               $115,600
                                                               =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Director fees payable (Note C)                             $ 10,400
    Accounts payable - affiliates                                70,100
                                                               --------
                                                                 80,500

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value;
      20,000,000 authorized shares;
       9,000,000 shares issued
       and outstanding,                                           9,000
    Additional paid-in capital                                  623,400
    Accumulated deficit                                        (589,000)
    Accumulated other comprehensive loss
      (Note C)                                                   (8,300)
                                                               ---------
                                                                 35,100
                                                               ---------
                                                               $115,600
                                                               =========




  The accompanying notes to financial statements are an integral part of this balance sheet.

                               RUBY MINING COMPANY

                            STATEMENTS OF OPERATIONS



                                                         Year Ended May 31,
                                                   -----------------------------

                                                      1999               1998
                                                      ----               ----

REVENUES:
    Interest                                        $  1,500         $  1,300


COSTS AND EXPENSES:
    General and Administrative Expenses               16,700           14,200
                                                    --------         --------

NET LOSS                                            $(15,200)        $(12,900)
                                                    ========         ========

NET LOSS PER SHARE, BASIC AND DILUTED               $   *            $   *
                                                    ========         ========

BASIC WEIGHTED AVERAGE SHARES
    OUTSTANDING                                    9,000,000        9,000,000
                                                   =========        =========


      *  Less than $.01 per share.



  The accompanying notes to financial statements are an integral part of these statements.

                               RUBY MINING COMPANY

                        STATEMENT OF SHAREHOLDERS' EQUITY


                                                   Additional                                  Accumulated         Total
                                  Common Stock       Paid-in    Comprehensive   Accumulated       Other         Shareholders-
                                Shares     Amount    Capital       Income         Deficit   Comprehensive Loss     Equity
                                ------     ------    -------       -----          -------   ------------------     ------


Balance, May 31, 1997        9,000,000    $ 9,000   $623,400     $     -         $(560,900)      $ 51,600       $123,100

Comprehensive Income:
  Net Loss                        -           -         -           (12,900)       (12,900)           -          (12,900)
  Other Comprehensive Loss:
Unrealized holding
  loss on investments             -           -         -           (26,700)          -           (26,700)       (26,700)
                                                                    --------

Comprehensive Loss                -           -         -           (39,600)          -              -             -
                           -----------     -------  --------         -------       -------         ------         ------
Balance, May 31, 1998       9,000,000       9,000    623,400                      (573,800)        24,900         83,500

Comprehensive Income:
  Net Loss                        -           -         -           (15,200)       (15,200)           -          (15,200)
  Other Comprehensive Loss:
  Unrealized holding
  loss on investments             -           -         -           (33,200)         -            (33,200)       (33,200)

Comprehensive Loss                -           -         -        $  (18,000)         -               -             -
                            ----------      ------  --------                    -----------      ---------     ---------
                                                                 ===========
Balance, May 31, 1999        9,000,000      $9,000  $623,400                    $ (589,000)      $ (8,300)     $  35,100
                            ==========      ======  ========                    ===========      =========     =========



              The accompanying notes to financial statements are an
                       integral part of these statements.

                               RUBY MINING COMPANY

                            STATEMENTS OF CASH FLOWS


                                                       Year Ended May 31,
                                                --------------------------------
                                                    1999              1998
                                                    ----              ----

      CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                $(15,200)         $(12,900)

          Adjustments to  reconcile  net loss to
          net cash  provided by
          operating activities:
              Increase in accounts payable          16,700            14,200
                                                 ----------        ---------

      NET CASH PROVIDED BY
          OPERATING ACTIVITIES                       1,500             1,300
                                                 ----------        ---------

      NET INCREASE IN CASH
          AND CASH EQUIVALENTS                       1,500             1,300

      CASH AND CASH EQUIVALENTS AT
          BEGINNING OF PERIOD                       35,300            34,000
                                                -----------       ----------

      CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                           $ 36,800          $ 35,300
                                                ===========       ==========

      SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:

          Change in market
              value of investments                $(33,200)        $(26,700)
                                                ============      ==========


No interest or income taxes were paid in the years ended May 31, 1999 and 1998.



  The accompanying notes to financial statements are an integral part of these statements.

                               RUBY MINING COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999


      A.    BUSINESS ORGANIZATION AND GOING CONCERN

            Ruby Mining Company (the "Company") was incorporated in the State of Colorado on February 16, 1971, to engage in the acquisition, exploration and development and/or sale or lease of mineral properties and the purchase and lease of mineral exploration and mining equipment.

            The Company currently has no operating activities, but continues to incur losses from general and administrative expenses and has a significant accumulated deficit. Expenses are projected to exceed interest income again in 1999. Management continues to analyze the viability of the Company and its future. There is substantial doubt as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and management believes its available cash is sufficient to fund next year's obligations, primarily for general and administrative expenses.

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

                               RUBY MINING COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999
                                   (continued)


New Accounting Standards

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all changes in equity, other than transactions with owners, be reported as comprehensive income on the financial statements. Other comprehensive income items include unrealized losses on available-for-sale securities. The Company has adopted SFAS No. 130 during fiscal 1999.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments. It also establishes standards for enterprise wide disclosures related to geographic areas and major customers. The Company operates in one segment.

Investments

     Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, the Company accounts for marketable equity securities as available-for-sale securities. Available-for- sale securities are measured at fair value at each reporting date, with net unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity until realized.

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

                               RUBY MINING COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999
                                   (continued)


C.    MARKETABLE EQUITY SECURITIES AND RELATED PARTY
      TRANSACTIONS

     U.S. Energy Corp., a 26.7% shareholder, and its subsidiary, Crested Corp., provide certain management and administrative services to the Company under a management agreement. Charges for these services were $6,000 per annum for 1999 and 1998.

     The Company has accrued fees of $10,400 to be paid to the Board of Directors for services performed prior to 1990.

     The Company's investments consist of marketable equity securities of affiliated, but not controlled companies as follows:

                                                 May 31, 1999
                                         ------------------------------

                                                                Fair
                                                               Market
                                            Cost               Value
                                          --------          -----------
U.S. Energy Corp.                         $ 51,200             $50,400
Crested Corp.                               27,700              20,200
                                          --------          ----------

                                          $ 78,900          $   70,600
                                          ========          ==========


     The aggregate fair market value of the marketable equity securities decreased $33,200 from June 1, 1998 to May 31, 1999. The net aggregate unrealized holding loss on investments at May 31, 1999 was $8,300.

                               RUBY MINING COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999
                                   (continued)

D.    INCOME TAXES

     There were no taxes currently payable at May 31, 1999. The following table reconciles the Company's effective income taxes to statutory federal income taxes:

                                                    May 31,
                                         --------------------------

                                           1999             1998
   Federal income tax benefit
      at statutory rates                 $(5,200)         $(4,400)
   Less valuation allowance                5,200            4,400
                                          -------          ------

   Effective tax                         $  --            $  --
                                          =======          =======


     As of May 31, 1999, the Company had net operating loss ("NOL") carry forwards available of approximately $312,700 which began to expire in 1998 and will continue through 2014.

   The components of deferred taxes as of May 31, 1999 are as follows:

   Deferred tax assets:
      Tax effect of NOL carry forwards             $  106,300
      Valuation allowance                            (106,300)
                                                   -----------

      Net deferred tax asset                       $    --
                                                   ===========

     The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present non-operating state, the Company's ability to generate future taxable income is uncertain. The deferred tax asset and the related valuation allowance decreased approximately $12,800 from May 31, 1998 due to the expiration of the 1983 NOL.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            -------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE.
            ------------------------------------

Not applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         ---------------------------------------------------

(a)(1)(2)Identification of Directors and Executive Officers.

Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified or until resignation, removal or death. The Registrant's executive officers and directors are listed below:


             NAME            AGE       POSITION AND TENURE
             ----            ---       -------------------

      John L. Larsen         68        CEO, President, Treasurer and a Director
                                       since February 1971.

      Harold F. Herron       46        Assistant Secretary since August 1979,
                                       Director since July 1980 and Secretary
                                       since May 1991.

      George F. Smith        64        Vice President and Director since
                                       May 1986.

No arrangement exists between any of the above officers and directors pursuant to which any one of those person was elected to such office or position.

(a)(4)Business Experience. John L. Larsen has been principally employed as chief executive officer of the Registrant's principal shareholder, USE, for more than six years. Harold F. Herron had been employed as President of The Brunton Company ("Brunton"), a former subsidiary of USE and now is president of Environmental Technologies, a wholly owned subsidiary of USE. George F. Smith has been principally employed as operations manager for USE and Crested for more than the past six years.

(a)(5)Directorships.  John L. Larsen is also a director of USE and Crested.
Mr. Herron is also a director of USE and Northwest Gold, Inc. Messrs. Larsen, Herron and Smith hold no other directorships of any other companies with a class of securities registered pursuant to Section 12 of the Exchange Act or that are subject to the requirements of Section 15(d) of such Act, or of any company registered as an investment company under the Investment Company Act of 1940.

(b)   Identification of Certain Significant Employees.

      Not applicable.

(c)   Family Relationships.

      Harold F. Herron is John L. Larsen's son-in-law.

(d)   Involvement in Certain Legal Proceedings.

     During the past five years, no director, person nominated to become a director, or executive officer of Registrant:
(1) has filed or had filed against him, a petition under the federal bankruptcy law or any state insolvency law,nor has any court appointed a receiver, fiscal agent or similar officer by or against any business of which such person was a general partner, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

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

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(e) since June 1, 1996 and written representations referred to in Item 405(b)(2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from June 1, 1998 through May 31, 1999, to file on a timely basis, the reports required by
Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------
No executive officer of the Registrant received aggregate cash compensation from the Registrant in excess of $100,000 during the Registrant's last fiscal year. The following table contains information with respect to the aggregate compensation accrued by the Registrant for the last two fiscal years ended May 31, 1999, to the chief executive officer:

                       SUMMARY COMPENSATION TABLE(i)(ii)

                                                   Annual Compensation
Name and Principal Position                   Year       Salary       Bonus
---------------------------                   ----       ------       -----
John L. Larsen, CEO                           1999         -0-         -0-
                                              1998         -0-         -0-

(i) During fiscal 1999, no cash compensation was paid to the executive officers.

(ii) The USECC Joint Venture provides management and administrative services to the Registrant for a monthly fee of $500.

No cash bonuses were paid by the Registrant to the group of persons identified in paragraph (a) of Item 9, during the year.

Minimum director fees of $1,500 are owed to the group of individuals identified in paragraph (a) of Item 9, for services during each fiscal year ($10,400 for periods prior to June 1, 1989). However, the directors have not requested payment to this date. It is anticipated they will continue to forgo payment until the Company has sufficient revenues.

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

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            ---------------------------------------------------
            MANAGEMENT.
            -----------
(a)   Security Ownership of Certain Beneficial Owners.

The following table shows the holder known by the Registrant to be the beneficial owner of more than five percent of the Registrant's common stock as of report date.

                                                    Amount and
                                                    nature of
                     Name and address               beneficial      Percent
Title of Class       of beneficial owner            ownership       of class
--------------       -------------------            ----------      --------
Common stock,        U.S. Energy Corp.              2,400,000         26.7%
$.001 par value      Glen L. Larsen Building
                     877 North 8th West
                     Riverton, WY 82501

The listed holder exercises sole voting and investment powers over the shares set forth opposite its name.

(b)   Security Ownership of Management.

The following table shows, as of August 6, 1999 ownership by the Registrant's officers and directors, individually and as a group, of securities of the Registrant and its parent, USE.

                                                    Amount and
                                                    nature of
Name and address                                    beneficial     Percent
of beneficial owner       Title of Class            ownership      of class(2)
-------------------       --------------            ----------     -----------
John L. Larsen            Ruby Mining Company      2,400,000(3)       26.7%
201 Hill Street           common stock, $.001
Riverton, WY  82501       par value

Harold F. Herron          Ruby Mining Company      2,400,400(3)       26.7%
3425 Riverside Drive      common stock, $.001
Riverton,  WY  82501      par value

George F. Smith           Ruby Mining Company          -0-             0.0%
1602 East Pershing        common stock, $.001
Riverton, WY  82501       par value

All officers and          Ruby Mining Company      2,400,400(3)       26.7%
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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            -----------------------------------------------
(a)(b)Transactions with Management and Others.

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

(d)   Transactions with Promoters.

      Not applicable.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.
            ---------------------------------
(a)   Exhibits Required to be Filed:

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

                                          RUBY MINING COMPANY
                                          (Registrant)



Date: August 6, 1999    By:          s/ John. L. Larsen
                                     -------------------------------------------
                                        JOHN L. LARSEN,
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 6, 1999    By:           s/ John L. Larsen
                                     ------------------------------------------
                                         JOHN L. LARSEN, Director



Date: August 6, 1999    By:          s/ George F. Smith
                                     -------------------------------------------
                                        GEORGE F. SMITH, Director



Date: August 6, 1999    By:          s/ Harold F. Herron
                                     -------------------------------------------
                                        HAROLD F. HERRON, Director



Date: August 6, 1999    By:          s/ Robert Scott Lorimer
                                     -----------------------
                                        ROBERT SCOTT LORIMER, Principal
                                        Financial Officer and Chief Accounting
                                        Officer