Form 10QSB
period 1999-08-31
RUBY MINING CO
filed 1999-10-13
CIK 85684

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended August 31, 1999 or
[ ]   Transition  report  pursuant  to section 13 or 15(d) of the  Securities
      Exchange Act of 1934 For the transition period from       to
                                                          -----    -----
Commission file number   0-7501

                              RUBY MINING COMPANY
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

      Colorado                                        81-0214117
----------------------------------------       ---------------------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

877 North 8th West, Riverton, WY                      82501
----------------------------------------       ---------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's Telephone Number:                        (307) 856-9271
                                               ---------------------------------
                                     NONE
--------------------------------------------------------------------------------
     (Former name, address and fiscal year, if changed since last report)


      Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---


      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at October 11, 1999
--------------------------------             -----------------------------------
  Common stock, $.001 par value                      9,000,000 Shares

                              RUBY MINING COMPANY

                                     Index

PART I.     FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

    Condensed Balance Sheet --  August 31, 1999 .............................3

    Condensed Statements of Operations -- Three Months Ended
      August 31, 1999 and August 31, 1998....................................4

    Condensed Statements of Cash Flows -- Three Months Ended
      August 31, 1999 and August 31, 1998....................................5

    Notes to Condensed Financial Statements..................................6

    ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................7

PART II.  OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K................................7

    Signatures...............................................................8

                              RUBY MINING COMPANY

                        PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

                            Condensed Balance Sheet
                                August 31, 1999
                                  (Unaudited)

      ASSETS

CURRENT ASSETS:
    Cash and Cash Equivalent                             $ 37,200
    Other assets                                             -
                                                         --------
      TOTAL CURRENT ASSETS                                 37,200

INVESTMENTS                                                70,600

PROPERTY AND EQUIPMENT, at cost                            39,600
    Less accumulated depreciation                         (31,700)
                                                        ---------
                                                            7,900
                                                        ---------
                                                        $ 115,700
                                                        =========
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Directors' fees payable                              $ 10,400
    Accounts payable - affiliates                          71,400
                                                         --------
      TOTAL CURRENT LIABILITIES:                           81,800

SHAREHOLDERS' EQUITY
    Common stock, $0.001 par value;
      20,000,000 shares authorized.
      9,000,000 shares issued and outstanding,              9,000
    Additional paid-in capital                            623,400
    Accumulated deficit                                  (590,200)
    Unrealized Holding Loss on Investments                 (8,300)
                                                         --------
                                                           33,900
                                                         --------
                                                         $115,700
                                                         ========

           See accompanying notes to condensed financial statements.

                             RUBY MINING COMPANY

                      Condensed Statements of Operations
                                 (Unaudited)


                                                   Three Months Ended
                                                       August 31,
                                                   ------------------

                                                   1999          1998
                                                   ----          ----

REVENUES:
    Interest                                    $   400       $   400

COSTS AND EXPENSES:
    General and administrative                    1,600         7,400
                                                -------        ------

NET INCOME (LOSS)                               $(1,200)       $(7,000)
                                                =======        -------

EARNINGS (LOSS) PER SHARE                      $   *          $   *
                                               ========       ========


WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                     9,000,000      9,000,000
                                              =========      =========


*   Less than $0.01 per share.


           See accompanying notes to condensed financial statements.

                              RUBY MINING COMPANY

                      Condensed Statements of Cash Flows
                                  (Unaudited)


                                                   Three Months Ended
                                                       August 31,
-                                                 ------------------------------
                                                    1999          1998
                                                    ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                    $ (1,200)      $ (7,000)
    Adjustments to reconcile
    net loss to net cash provided
    by operating activities:
      Decrease in other current assets               300           --
      Increase in accounts payable-affiliate       1,300          7,400
                                                --------       --------

CASH PROVIDED BY
    OPERATING ACTIVITIES                             400            400
                                                --------       --------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                 400            400

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                           36,800         35,300
                                                --------       --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                               $ 37,200       $ 35,700
                                                ========       ========


           See accompanying notes to condensed financial statements.

                              RUBY MINING COMPANY

                    Notes to Condensed Financial Statements


      1) The Condensed Balance Sheet as of August 31, 1999, and the Condensed Statements of Operations and Cash Flow for three months ended August 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of Company as of August 31, 1999 and the results of operations and cash flow for the three months ended August 31, 1999 and 1998.

      2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1999 Form 10-KSB.

      3) The results of operations for the periods ended August 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Company's working capital continued to decrease, as amounts due to Company's parent, U.S. Energy Corp. ("USE") continued to be accrued for office and administrative costs. The $1,200 decrease in working capital during the quarter ended August 31, 1999 compared to May 31,1999, left a working capital deficit of $44,600 as compared to a working capital deficit of $35,300 at August 31, 1998. The other reduction of working capital was as a result of certain deposits which were reported as other assets as May 31, 1999 in the amounts of $300, were forfeited.

     The Company anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 2000 if USE does not make demand on amounts due. However, the Company must secure drilling or construction contracts, or negotiate a way to retire debt to its directors and parent company in order to continue operating long-term.

Results of Operations

     The Company had no revenues from operations during the most recently completed quarter ended August 31, 1999 or the corresponding quarter of the prior year. The Company did however recognize $400 in interest revenue for each of the quarters ended August 31, 1999 and August 31, 1998 on cash invested in interest bearing accounts.

     General and administrative costs decreased during the quarter ended August 31, 1999 from the same period of the previous year by $5,800, primarily due to a temporary decrease in professional services. This decrease is a result of the annual audit fees not being recorded during the quarter ended August 31, 1999. These expenses will be recorded during the second quarter ended November 30, 1999. Corresponding expenses were recorded in the quarter ended August 21, 1998.

     The Company's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

      (a) Exhibits.  None.

      (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended August 31, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             RUBY MINING COMPANY
                                             Company



Date: October 11, 1999                  By:        /s/  John L. Larsen
                                             -----------------------------------
                                             JOHN L. LARSEN,
                                             President



Date: October 11, 1999                  By:        /s/ Robert Scott Lorimer
                                             -----------------------------------
                                             ROBERT SCOTT LORIMER,
                                             Principal Financial Officer
                                             and Chief Accounting Officer