Form 10-Q
period 1999-11-30
RUBY MINING CO
filed 2000-01-12
CIK 85684

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly  report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the fiscal  quarter ended November 30, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from _____ to _____

Commission file number   0-7501

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

Colorado                                                     83-0214117
----------------------------------------                     -------------------
State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

877 North 8th West, Riverton, WY                             82501
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Company's telephone Number: (307) 856-9271

                                      NONE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X         NO
                                -----          -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at January 5, 2000
-----------------------------                     ------------------------------
Common stock, $.001 par value                           20,000,000 Shares

                               RUBY MINING COMPANY

                                      Index

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

     Condensed Balance Sheet --  November 30, 1999.............................3

     Condensed Statements of Operations -- Three and Six Months
       Ended November 30, 1999 and 1998........................................4

     Condensed Statements of Cash Flows -- Six Months
       Ended November 30, 1999 and 1998........................................5

     Notes to Condensed Financial Statements...................................6

     ITEM 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.................7

PART II.  OTHER INFORMATION

     ITEM 2.   Changes in Securities and Use of Proceeds.......................8

     ITEM 6.   Exhibits and Reports on Form 8-K................................8

     Signatures................................................................8

                               RUBY MINING COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Condensed Balance Sheet
                                November 30, 1999
                                   (Unaudited)

         ASSETS

CURRENT ASSETS:
      Cash                                                              $37,600
      Other                                                                  -
                                                                       ---------
         TOTAL CURRENT ASSETS                                            37,600

INVESTMENTS                                                              70,600

PROPERTY AND EQUIPMENT, at cost
      Mining equipment                                                   39,600
      Less accumulated depreciation                                     (31,700)

                                                                       ---------
                                                                          7,900
                                                                       ---------
                                                                       $116,100
                                                                       =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Directors' fees payable                                          $ 10,400
      Accounts payable - affiliates                                      12,500
                                                                       ---------
         TOTAL CURRENT LIABILITIES:                                      22,900

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         authorized, 20,000,000 shares;
         issued and outstanding,
         20,000,000 shares                                               20,000
      Additional paid-in capital                                        682,800
      Accumulated deficit                                              (601,300)
      Unrealized loss in investments                                     (8,300)
                                                                       ---------
                                                                         93,200
                                                                       ---------
                                                                       $116,100
                                                                       =========


            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                       Condensed Statements of Operations
                                   (Unaudited)

                                    Three Months Ended        Six Months Ended
                                        November 30,            November 30,
                                    ------------------        ----------------
                                     1999        1998         1999       1998
                                     ----        ----         ----       ----
REVENUES:
     Interest                     $     400   $     400   $     800   $     800

COSTS AND EXPENSES:
     General and
       Administrative                11,400       2,900      13,100      10,300
                                  ---------   ---------   ---------   ---------
NET INCOME (LOSS)                 $ (11,000)  $  (2,500)  $ (12,300)  $  (9,500)
                                  =========   =========   =========   =========

INCOME (LOSS)
     PER SHARE                    $    *      $    *      $    *      $    *
                                  =========   =========   =========   =========

WEIGHTED AVERAGE
      NUMBER OF SHARES
      OUTSTANDING                 20,000,00   9,000,000   14,500,000  9,000,000
                                  =========   =========   ==========  =========
*  Less than $.01 per share.


                  See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                           Six Months Ended
                                                              November 30,
                                                       -------------------------
                                                        1999               1998
                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                        $(12,300)         $ (9,500)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         (Decrease) Increase in accounts payable      (57,600)           10,300

         Decrease in other assets                         300                -
                                                     --------          --------

CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES                             (69,600)              800

CASH FLOWS FROM FINANCIAL ACTIVITIES:
     Reduction of debt to affiliates
     from the issuance of common stock                 70,400                -
                                                     --------          --------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                 800               800

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                               36,800            35,300
                                                     --------          --------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                   $ 37,600          $ 36,100
                                                     ========          ========


            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY
                     Notes to Condensed Financial Statements


     1) The Condensed Balance Sheet as of November 30, 1999 the Condensed Statements of Operations for the six months ended November 30, 1999 and 1998 and the Condensed Statements of Cash Flows for the six months ended November 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of November 30, 1999, the results of operations for the six months ended November 30, 1999 and 1998 and its cash flows for the six months ended November 30, 1999 and 1998.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1999 Form 10-KSB.

     3) The results of operations for the periods ended November 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     During the quarter ended November 30, 1999 the Company reached an agreement with its parent Company, U.S. Energy Corp. ("USE"), to retire $70,400 in debt by the issuance of 11,000,000 shares of its common stock. The retirement of this debt increased working capital by $58,100 to a working capital balance of $14,700.

     The Company has requested authorization from its shareholders to reverse split its stock on a ratio of 1 for 20 basis and increase the authorized shares from the current number of 20 million to 100 million shares. Should these proposals receive shareholder approval, the balance of the debt to affiliates would be paid off by the issuance of additional shares. These proposals will be voted on at the annual meeting of shareholders scheduled for January 25, 2000.

     The Company anticipates that it will be able to meet its administrative capital requirements for the remainder of the year ending May 31, 2000, as U.S. Energy Corp. ("USE"), has not made demand on debts due it. However, the Company must secure drilling or construction contracts, or negotiate a way to the retire debt to its directors and USE in order to continue operating long-term.

Results of Operations

     The Company had no revenues from operations during the six months ended November 30, 1999 and 1998. The Company did however recognize $800 in interest revenue during each of the six months ended November 30, 1999 and November 30, 1998.

     General and administrative costs increased during the six months ended November 30, 1999 from the same period of the previous year by $2,800. This increase was primarily in professional services. Attorney's fees in connection with preparation of the proxy statement were partially offset by lower fees of independent outside auditors.

     The Company's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

     On November 18, 1999, Company authorized the issuance of 11,000,000 of its restricted common shares to pay its parent U.S. Energy Corp. the indebtedness of $70,400. No brokers were involved. The transaction was exempt under Section 4(2) of the 1933 Act.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.  None.

         (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended November 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                     RUBY MINING COMPANY
                                                     (Company)



Date: January 5, 2000                           By:  /s/ John L. Larsen
                                                     -------------------------
                                                     JOHN L. LARSEN,
                                                     President



Date: January 5, 2000                           By:  /s/ Robert Scott Lorimer
                                                     -------------------------
                                                     ROBERT SCOTT LORIMER,
                                                     Principal Financial Officer
                                                     & Chief Accounting Officer