Form 10-Q
period 2000-02-29
RUBY MINING CO
filed 2000-04-13
CIK 85684

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 29, 2000 or
[  ]     Transition  report  pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from _____ to _____

Commission file number   0-7501

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

Colorado                                                     81-0214117
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

877 North 8th West, Riverton, WY                             82501
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Company's telephone Number:  (307) 856-9271

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

                    YES   X        NO
                        -----         -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at April 12, 2000
-----------------------------                      -----------------------------
Common stock, $.001 par value                             3,533,884 Shares

                               RUBY MINING COMPANY

                                      Index

PART I.        FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

      Condensed Balance Sheet -- February 29, 2000.............................3

      Condensed Statements of Operations -- Three and Nine Months
         Ended February 29, 2000 and February 28, 1999.........................4

      Condensed Statements of Cash Flows -- Nine Months
         Ended February 29, 2000 and February 28, 1999.........................5

      Notes to Condensed Financial Statements..................................6

      ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................7

PART II.       OTHER INFORMATION

      ITEM 2.  Changes in Securities and Use of Proceeds.......................7

      ITEM 4.  Submission of Matter to a Vote of Shareholders................8-9

      ITEM 6.  Exhibits and Reports on Form 8-K................................9

      Signatures..............................................................10

                               RUBY MINING COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Condensed Balance Sheet
                                February 29, 2000

         ASSETS

CURRENT ASSETS:
      Cash                                                            $  38,000
                                                                      ---------
         TOTAL CURRENT ASSETS                                            38,000

INVESTMENTS                                                              70,600

PROPERTY AND EQUIPMENT, at cost
      Mining equipment                                                   39,600
      Less accumulated depreciation                                     (31,700)
                                                                      ---------
                                                                          7,900
                                                                      ---------
                                                                      $ 116,500
                                                                      =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Directors' fees payable                                         $  10,400
                                                                      ---------
         TOTAL CURRENT LIABILITIES:                                      10,400

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         authorized, 100,000,000 shares;
         issued and outstanding,
         3,533,844 shares                                                 3,600
      Additional paid-in capital                                        724,600
      Accumulated deficit                                              (613,800)
      Unrealized loss in investments                                     (8,300)
                                                                      ---------
                                                                       106,100
                                                                      ---------
                                                                      $116,500
                                                                      =========

            See accompanying notes to Condensed Financial Statements.

                               RUBY MINING COMPANY

                       Condensed Statements of Operations
                                   (Unaudited)

                             Three Months Ended            Nine Months Ended
                             February 29 and 28,          February 29 and 28,
                             -------------------          -------------------
                              2000          1999            2000        1999
                              ----          ----            ----        ----

REVENUES:
      Interest           $    400       $    400       $   1,200      $   1,200


COSTS AND EXPENSES:
      General and
         Administrative     12,800          2,500         26,000         12,800
                         ---------      ---------      ---------      ---------
NET INCOME (LOSS)        $ (12,400)     $  (2,100)     $ (24,800)     $ (11,600)
                         =========      =========      =========      =========

INCOME (LOSS)
      PER SHARE          $    (.01)     $      *       $    (.04)     $   (.03)
                         =========      =========      =========      =========

WEIGHTED AVERAGE
      NUMBER OF SHARES
      OUTSTANDING        1,021,800        450,000        640,599        450,000
                         =========      =========      =========      =========

*  Less than $.01 per share.

            See accompanying notes to Condensed Financial Statements.

                               RUBY MINING COMPANY

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                           Nine Months Ended
                                                          February 29 and 28,
                                                       -------------------------
                                                         2000             1999
                                                       --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                         $(24,800)       $(11,600)
      Adjustments to reconcile net loss to
        net cash used in operating activities:
         (Decrease) Increase in accounts payable        (70,100)         12,800

         Decrease in other assets                           300              --
                                                       ---------      ---------

CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES                              (94,600)          1,200

CASH FLOWS FROM FINANCIAL ACTIVITIES:
      Reduction of debt to affiliates
      from the issuance of common stock                  95,800              --
                                                       ---------       ---------

NET INCREASE IN CASH
      AND CASH EQUIVALENTS                                1,200           1,200

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                36,800          35,300
                                                       ---------       ---------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                    $ 38,000        $ 36,500
                                                       =========       =========

            See accompanying notes to Condensed Financial Statements.

                               RUBY MINING COMPANY
                     Notes to Condensed Financial Statements

     1) The Condensed Balance Sheet as of February 29, 2000 the Condensed Statements of Operations for the three months and nine months ended February 29, 2000 and February 28, 1999, and the Condensed Statements of Cash Flows for the nine months ended February 29, 2000 and February 28, 1999, have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of February 29, 2000, the results of operations for the three months and nine months ended February 29, 2000 and February 28, 1999, and the cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1999 Form 10-KSB.

     3) In accordance with SFAS 128, the weighted average number of shares has been restated as though the 20 for 1 reverse split of the common stock of the Company had taken place in the prior periods.

     4) The results of operations for the periods ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the operating results for the full year.

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.

Liquidity and Capital Resources

     During the nine months ended February 29, 2000, the Company reached an agreement with its parent Company, U.S. Energy Corp. ("USE"), to retire $70,400 in debt by the issuance of 11,000,000 shares of its common stock. After the issuance of these shares, the Company's shareholders authorized a reverse stock split of the issued and outstanding shares on a 1 for 20 basis. Following the reverse stock split, the Company retired an additional $25,300 in debt to USE by issuing an additional 2,533,884 shares to USE. The retirement of this debt increased working capital for the period by $71,000 to a working capital balance of $2,300.

     The Company also received  authorization  from its shareholders to increase
the  authorized   shares  to  100  million  shares  at  the  annual  meeting  of shareholders held January 25, 2000.

     The Company anticipates that it will be able to meet its administrative capital requirements for the remainder of the year ending May 31, 2000. However, the Company must enter into a business which generates cash flows in order to continue operating long-term.

Results of Operations

     The Company had no revenues from operations during the three months or the nine months ended February 29, 2000 or the corresponding periods of prior years. The Company did however recognize $1,200 in interest revenue during each of the nine months ended February 29, 2000 and February 28, 1999.

     General and administrative costs increased during the nine months ended February 29, 2000 from the same period of the previous year by $13,200. This increase was primarily in professional services, filing fees, postage and printing costs in connection with the annual meeting of shareholders held on January 25, 2000.

     The Company's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     On November 18, 1999, Company authorized the issuance of 11,000,000 of its restricted common shares to pay its parent U.S. Energy Corp. indebtedness of $70,400. No brokers were involved. On February 29, 2000, the Company also issued an additional 2,533,884 of its new shares to USE to retire an additional $25,300 in debt. The second issuance of stock came after a reverse stock split authorized by the Company's shareholders on January 25, 2000. After these transactions the Company had 3,533,844 shares outstanding of which U.S. Energy Corp. owned 3,203,844 shares or 90.7%. The transaction was exempt under Section 4(2) of the 1933 Act.

Item 4. Submission of Matter to a Vote of Shareholders.

     On January 25, 2000, an annual meeting of shareholders was held and five proposals were presented to shareholders for a vote.

     Proposal one was the election of three directors John L. Larsen, Harold F. Herron and George F. Smith were re-elected. With respect to review of the three directors, the votes cast were as follows:

NAME OF DIRECTOR         FOR            AGAINST        ABSTAIN         WITHHELD
----------------         ---            -------        -------         --------
John L. Larsen           16,387,527     122,550        34,600           -0-
Harold F. Herron         16,371,852     137,550        35,275           -0-
George F. Smith          16,024,677     506,300        13,700           -0-

         Proposal two was to approve a reverse stock split of the common shares of the Company on a 20 for 1 basis which would reduce the issued and outstanding shares to 1,000,000 shares. The result of the vote on proposal two was:

          FOR            AGAINST        ABSTAIN        WITHHELD
          ---            -------        -------        --------
          16,024,677     506,300        13,700          -0-

     Proposal three was to amend the Articles of Incorporation to increase the number shares which the Company may issue to 100 million shares. The results of the votes on proposal three was:

          FOR            AGAINST         ABSTAIN             WITHHELD
          ---            -------         -------             --------
          16,269,377     269,100         6,200               -0-

     Proposal four was to amend the Articles of Incorporation to add a provision eliminating the personal liability of the directors of the Company under certain circumstances, the voting results on proposal four was:

          FOR            AGAINST        ABSTAIN              WITHHELD
          ---            -------        -------              --------
          15,950,202     558,175        37,300               -0-

     Proposal five was to approve amending the Articles of incorporation to eliminate the requirement that the approval of holders of two-thirds of the voting stock must be obtained before the Company sells, leases or exchanges all of its assets, and to provide that all substantial transactions requiring shareholder approval in the future, and amendments to the Articles of Incorporation, shall be approved if the voting requirements of the Colorado Business Corporation Act are met. The voting results of the shareholder vote on proposal five was:

          FOR            AGAINST        ABSTAIN             WITHHELD
          ---            -------        -------             --------
          14,593,431     567,415        355,275             -0-

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.  None.

(b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended February 29, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                  RUBY MINING COMPANY
                                                  (Company)



Date:  April 12, 2000                        By:  /s/ John L. Larsen
                                                  ------------------------------
                                                  JOHN L. LARSEN,
                                                  President

Date:  April 12, 2000                        By:  /s/ Robert Scott Lorimer
                                                  ------------------------------
                                                  ROBERT SCOTT LORIMER,
                                                  Principal Financial
                                                  Officer and Chief
                                                  Accounting Officer