Form 10-K
period 2000-05-31
RUBY MINING CO
filed 2000-08-23
CIK 85684

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee  Required]  for the fiscal year ended May 31, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required] for the  transition  period from     to

Commission file number   0-7501
                         ------

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                            83-0214117
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

         877 North 8th West
         Riverton, WY                                        82501
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number, including area code:          (307) 856-9271
                                                             -------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x/ NO

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x/ ]

     Registrant's revenues in fiscal year 1999 were $1,500.

     There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

                  Class                             Outstanding at June 29, 2000
------------------------------                      ----------------------------
Common Stock, $0.001 par value                            3,994,027 shares

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format: YES ___  NO    X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

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

(b) Business of Issuer.

(b)(1) During the three most recent fiscal years, the Registrant has not had the resources to explore mineral properties. The Registrant operates in one business segment; the location, acquisition, exploration, sale or lease and/or development of natural resource properties.

(b)(2) The Registrant's business activities in the past have included its participation in the USECC Joint Venture (a joint venture with its principle shareholder, U.S. Energy Corp. ("USE") a 91.7% shareholder of the Company, and USE's subsidiary, Crested Corp. ("Crested")), and other affiliates of USE and Crested. The Registrant is no longer a party to any USECC Joint Venture activities, or other activities with USE or Crested affiliates, although such Venture provides certain management services. See Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

     A meeting of the shareholders was held at the U.S. Energy Corp. offices at 877 N. 8th W., Riverton, WY on Tuesday, January 25, 2000 commencing at 11:00 a.m.

     Proposal No. 1: Election of Directors. It was unanimous that John L. Larsen, Harold F. Herron and George F. Smith be elected as members of the Board of Directors.

     Proposal No. 2: Reverse stock split, approve the reverse split of the common stock on a 1 for 20 basis by amending the Articles of Incorporation. For:
16,024,677 (801,234 post split) Against: 506,300 (25,315 post split)

     Proposal No. 3: Increase authorized stock, approve amending the Articles of Incorporation to increase the number of shares of common stock which the Corporation is authorized to issue, from the current number (20 million) up to 100 million. For: 16,269,377 (8,113,469 post split) Against: 269,100 (13,455 post split)

     Proposal No. 4: Eliminate personal liability of Directors, approve amending the Articles of Incorporation to eliminate the personal liability of the Directors to the Company and its shareholders under certain circumstances. For:
15,950,202 (797,510 post split) Against: 558,175 (27,909 post split)

     Proposal No. 5: Reduce voting requirements, approve amending the Articles of Incorporation to eliminate the two-thirds approval voting requirement for sale, lease or exchange of assets, and make such and similar transactions, and amendments to the Articles of Incorporation, subject only to the requirements of Colorado law. For: 14,593,431 (729,672 post split) Against: 567,415 (28,371 post split)

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS FOR THE REGISTRANT'S COMMON
        ---------------------------------------------------------
        STOCK AND RELATED SECURITY HOLDER MATTERS.
        ------------------------------------------

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

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
         -----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     The following is management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods specified.

LIQUIDITY AND CAPITAL RESOURCES
During the year ended May 31, 2000 the Company's working capital increased from a working capital deficit of $43,400 to working capital of $28,000. This increase came as a result of the Company retiring all of its debt to its parent U.S. Energy Corp. ("USE") by issuing shares of its common stock to USE.

Commitments for the Company's cash resources include its ongoing general administrative expenses and a management fee of $500 per month to a partnership between USE and its affiliate Crested Corp., USECC Joint Venture. ("USECC")

The Company does not anticipate that it will generate revenue from operations during the next fiscal year. Sources of working capital are cash on hand and cash invested in interest bearing accounts and proceeds from the sale of investments if necessary. It is anticipated that the Company will not have any capital expenditures during fiscal 2001. The Company would need additional capital to acquire and develop new properties, and continue operating long-term. Sources of capital could come from either liquidation of investment assets, equipment. No assurance can be given that such events will occur.

During a Special Meeting of the Shareholders during the third quarter of fiscal 2000, the shareholders authorized a reverse stock split on a 20 for 1 basis. This reverse stock split reduced the number of outstanding shares of the Company's common stock to 450,000 shares. Also during fiscal 2000, the Company issued 3,544,027 shares of common stock to retire $100,400 of debt to USE which retired all debt to USE or its affiliates. At the conclusion of the stock for debt transactions USE owns 91.7% of the outstanding shares of the Company at May 31, 2000 as compared to 26.7% at May 31, 1999.

RESULTS OF OPERATIONS

Fiscal 2000 Compared with Fiscal 1999

The Company had no revenues from operations during the years ended May 31, 2000 and May 31, 1999. The Company did, however, record $1,600 and $1,500 in interest income earned on monies held in interest bearing accounts during the years ended May 31, 2000 and May 31, 1999, respectively.

General and administrative costs increased by $13,900 during fiscal 2000 from fiscal 1999. This increase in general and administrative expenses is due primarily to an increase in the cost of professional services for the annual Shareholders meeting and reverse stock split.

The  Company's   operations  consist  primarily  of  administrative   activities
associated with the preparation of various reports and documents as required by law.

Operations resulted in losses of $29,000 and $15,200 during the years ended May 31, 2000 and May 31, 1999, respectively.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

Financial statements meeting the requirements of Regulation S-B follow.

                    Report of Independent Public Accountants


To the Shareholders of Ruby Mining Company:

We have audited the accompanying balance sheet of RUBY MINING COMPANY (a Colorado corporation) as of May 31, 2000, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ruby Mining Company as of May 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.

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




ARTHUR ANDERSEN LLP

Denver, Colorado,
June 29, 2000

                               RUBY MINING COMPANY

                                  BALANCE SHEET

                                  May 31, 2000

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents (Note B)                                $ 38,400

INVESTMENTS (Notes B and C)                                              45,700

PROPERTY AND EQUIPMENT, at cost:
     Mining equipment                                                    39,600
     Less:  accumulated depreciation                                    (31,700)
                                                                          7,900
                                                                       $ 92,000

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Director fees payable (Note C)                                    $ 10,400

SHAREHOLDERS' EQUITY: (Note D)
     Common stock, $.001 par value;
       100,000,000 authorized shares;
       3,994,027 shares issued
       and outstanding                                                    4,000
     Additional paid-in capital                                         728,800
     Accumulated deficit                                               (618,000)
     Accumulated other comprehensive loss
       (Note C)                                                         (33,200)
                                                                         81,600
                                                                       $ 92,000


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               RUBY MINING COMPANY

                            STATEMENTS OF OPERATIONS


                                                         Year Ended May 31,
                                                   -----------------------------
                                                       2000               1999
                                                       ----               ----
REVENUES:
     Interest                                      $     1,600         $  1,500


COSTS AND EXPENSES:
     General and administrative expenses                30,600           16,700
                                                     ---------          -------

NET LOSS                                            $  (29,000)        $(15,200)
                                                     =========          =======

NET LOSS PER SHARE, BASIC AND DILUTED               $     (.02)        $   (.03)
                                                     =========          =======

BASIC AND WEIGHTED AVERAGE SHARES
     OUTSTANDING                                     1,371,363          450,000
                                                     =========          =======


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                                                          RUBY MINING COMPANY

                                                  STATEMENT OF SHAREHOLDERS' EQUITY


                                                          Additional                               Accumulated  Total
                                          Common Stock     Paid-in    Comprehensive  Accumulated         Other          Stockholders
                                        Shares   Amount    Capital        Income       Deficit     Comprehensive Loss       Equity
                                        ------   ------    -------        ------       -------     ------------------       ------


Balance, May 31, 1998                   450,000  $   500  $631,900      $    --      $(573,800)         $ 24,900           $ 83,500

Comprehensive Income:
     Net Loss                               --       --        --        (15,200)      (15,200)              --             (15,200)
     Other Comprehensive Loss:
       Unrealized holding
       loss on investments                  --       --        --        (33,200)          --            (33,200)          ( 33,200)
                                                                         -------

       Comprehensive Loss                   --       --        --        (48,400)          --                --                 --
                                      ---------   ------  ----------     =======      --------            --------          -------
Balance, May 31, 1999                   450,000      500   631,900                    (589,000)           (8,300)            35,100

Issuance of shares to retire debt
     to affiliate                      3,544,027   3,500    96,900           --            --                --             100,400
Comprehensive Income:
     Net Loss                               --       --        --        (29,000)      (29,000)              --             (29,000)
     Other Comprehensive Loss:
       Unrealized holding
       loss on investments                  --       --        --        (24,900)          --            (24,900)          (24,900)
                                                                         -------

       Comprehensive Loss                   --       --        --       $(53,900)          --               --                 --
                                      ---------   ------   -------       =======      --------           --------           -------
Balance, May 31, 2000                 3,994,027  $ 4,000  $728,800                   $(618,000)         $ (33,200)         $ 81,600
                                      =========   ======   =======                    ========           ========           =======


                            The accompanying notes to financial statements are an integral part of these statements.

                               RUBY MINING COMPANY

                            STATEMENTS OF CASH FLOWS


                                                         Year Ended May 31,
                                                   -----------------------------
                                                      2000               1999
                                                      ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       $(29,000)          $(15,200)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:
          Increase in accounts payable                30,600             16,700
                                                     -------            -------

NET CASH PROVIDED BY
     OPERATING ACTIVITIES                              1,600              1,500
                                                     -------            -------

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                              36,800             35,300
                                                     -------            -------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                  $ 38,400           $ 36,800
                                                     =======            =======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:

     Issuance of common stock
          to pay off indebtedness                   $100,300           $    --
                                                     =======            =======

     Change in market
          value of investments                      $(24,900)          $(33,200)
                                                     =======            =======

     No interest or income taxes were paid in the years ended May 31, 2000 and 1999.

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               RUBY MINING COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2000


A.  BUSINESS  ORGANIZATION  AND GOING  CONCERN

     Ruby Mining Company (the "Company") was incorporated in the State of Colorado on February 16, 1971, to engage in the acquisition, exploration and development and/or sale or lease of mineral properties and the purchase and lease of mineral exploration and mining equipment. The Company currently has no operating activities, but continues to incur losses from general and administrative expenses and has a significant accumulated deficit. Expenses are projected to exceed interest income again in 2001. Management continues to analyze the viability of the Company and its future. There is substantial doubt as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and management believes its available cash is sufficient to fund next year's obligations, primarily for general and administrative expenses.

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

Property and Equipmen

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

                               RUBY MINING COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2000
                                   (continued)


New Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments. It also establishes standards for enterprise wide disclosures related to geographic areas and major customers. The Company operates in one segment.

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

                               RUBY MINING COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2000
                                   (continued)

C. MARKETABLE EQUITY SECURITIES AND RELATED PARTY TRANSACTIONS

     U.S. Energy Corp. ("USE"), a 91.7% shareholder, and its subsidiary, Crested Corp., provide certain management and administrative services to the Company under a management agreement. Charges for these services were $6,000 per annum for 2000 and 1999.

     The Company has accrued fees of $10,400 to be paid to the Board of Directors for services performed prior to 1990.

     The Company's investments consist of marketable equity securities of affiliated, but not controlled companies as follows:

                                                   May 31, 2000
                                             ------------------------
                                                                Fair
                                                               Market
                                              Cost             Value
                                             -------          -------
          U.S. Energy Corp.                  $51,200          $37,100
          Crested Corp.                       27,700            8,600
                                             -------          -------
                                             $78,900          $45,700
                                             =======          =======

     The aggregate fair market value of the marketable equity securities decreased $24,900 from June 1, 1999 to May 31, 2000. The net aggregate unrealized holding loss on investments at May 31, 2000 was $33,200.

D. SHAREHOLDER'S EQUITY


     During a Special Meeting of the Shareholders during the third quarter of fiscal 2000, the shareholders authorized a reverse stock split on a 20 for 1 basis. This reverse stock split reduced the number of outstanding shares of the Company's common stock to 1,000,000 shares. Also during the fourth quarter of fiscal 2000, the Company issued an additional 3,544,027 shares of common stock to retire $100,400 of debt to USE which retired all debt to USE or its affiliates. At the conclusion of the stock for debt transactions USE owns 91.7% of the outstanding shares of the Company at May 31, 2000 as compared to 26.7% at May 31, 1999.

                               RUBY MINING COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2000
                                   (continued)

E. INCOME TAXES

     There were no taxes currently payable at May 31, 2000. The following table reconciles the Company's effective income taxes to statutory federal income taxes:

                                                       May 31,
                                             -------------------------
                                               2000              1999
     Federal income tax benefit
         at statutory rates                  $(9,900)         $(5,200)
     Less valuation allowance                  9,900            5,200
                                             -------          -------

     Effective tax                           $   --           $   --
                                             =======          =======

     As of May 31, 2000, the Company had net operating loss ("NOL") carry forwards available of approximately $290,000, which began to expire in 1998 and will continue through 2015.

     The components of deferred taxes as of May 31, 2000 are as follows:

     Deferred tax assets:
         Tax effect of NOL carry forwards            $ 98,600
         Valuation allowance                          (98,600)
                                                     --------

         Net deferred tax asset                      $    --
                                                     ========

     The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present non-operating state, the Company's ability to generate future taxable income is uncertain. The deferred tax asset and the related valuation allowance decreased approximately $7,700 from May 31, 1999 due to the expiration of the 1984 NOL.

ITEM 8. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS
        ------------------------------------------------
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        ---------------------------------------

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

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(e) since June 1, 1996 and written representations referred to in Item 405(b)(2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from June 1, 1999 through May 31, 2000, to file on a timely basis, the reports required by
Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

No executive officer of the Registrant received aggregate cash compensation from the Registrant in excess of $100,000 during the Registrant's last fiscal year. The following table contains information with respect to the aggregate compensation accrued by the Registrant for the last two fiscal years ended May 31, 2000, to the chief executive officer:

                        SUMMARY COMPENSATION TABLE(i)(ii)

                                                      Annual Compensation
Name and Principal Position                 Year          Salary          Bonus
---------------------------                 ----          ------          -----
John L. Larsen, CEO                         2000           -0-             -0-
                                            1999           -0-             -0-

(i) During fiscal 2000, no cash compensation was paid to the executive officers.

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

                                                      Amount and
                                                      nature of
                         Name and address             beneficial       Percent
Title of Class           of beneficial owner          ownership        of class
---------------          -----------------------      ----------       --------
Common stock,            U.S. Energy Corp.            3,664,027          91.7%
$.001 par value          Glen L. Larsen Building
                         877 North 8th West
                         Riverton, WY 82501

The listed holder exercises sole voting and investment powers over the shares set forth opposite its name.

(b) Security Ownership of Management.

The following table shows, as of July 12, 2000 ownership by the Registrant's officers and directors, individually and as a group, of securities of the Registrant and its parent, USE.

                                                       Amount and
                                                        nature of
Name and address                                        beneficial     Percent
of beneficial owner         Title of Class              ownership    of class(2)
--------------------        --------------------       ------------  -----------
John L. Larsen              Ruby Mining Company        3,664,027(3)     91.7%
201 Hill Street             common stock, $.001
Riverton, WY  82501         par value

Harold F. Herron            Ruby Mining Company         3,664,027(3)    91.7%
3425 Riverside Drive        common stock, $.001
Riverton,  WY  82501        par value

George F. Smith             Ruby Mining Company               -0-        0.0%
1602 East Pershing          common stock, $.001
Riverton, WY  82501         par value

All officers and            Ruby Mining Company         3,664,027(3)    91.7%
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

(3) John L. Larsen and Harold F. Herron are two of seven directors of USE and accordingly share the dispositive and voting power over the 3,664,027 shares of the Registrant's stock held by USE, with the remaining directors of USE.

(c) The Registrant is not aware of any pledge of its securities or any other arrangement which may at a subsequent date result in a change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)(b) Transactions with Management and Others.

Since June 1, 1999 there were no transactions and there are no proposed transactions in which the amount involved exceeds $60,000 and in which any executive officer, nominee or director of the Registrant, any security holder who is known by the Registrant to hold of record or beneficially more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing person, had or will have a direct or indirect material interest.

(c) Principle Shareholder Ownership.

USE is the principle shareholder of the Registrant and holds 91.7% of the Registrant's common stock.

(d) Transactions with Promoters.

     Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

(a) Exhibits Required to be Filed:

     3.1 Articles of Incorporation.........................................[1]

     3.2 Amendment to Articles of Incorporation............................[1]

     3.3 By-Laws...........................................................[1]

    10.1 Joint Venture Agreement -
         USE, Crested, NUPEC and Registrant................................[2]

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

                                                 RUBY MINING COMPANY
                                                 Registrant)



Date: July 28, 2000                          By: /s/ John. L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN,
                                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: July 28, 2000                          By: /s/ John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN, Director



Date: July 28, 2000                          By: /s/ George F. Smith
                                                 -------------------------------
                                                 GEORGE F. SMITH, Director



Date: July 28, 2000                          By: /s/ Harold F. Herron
                                                 -------------------------------
                                                 HAROLD F. HERRON, Director



Date: July 28, 2000                          By: /s/ Robert Scott Lorimer
                                                 -------------------------------
                                                 ROBERT SCOTT LORIMER, Principal
                                                 Financial Officer and
                                                 Chief Accounting Officer