Form 10-Q
period 2000-08-31
RUBY MINING CO
filed 2000-10-10
CIK 85684

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended August 31, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number 0-7501

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Colorado                                            81-0214117
-------------------------------------------         ----------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

877 North 8th West, Riverton, WY                              82501
-------------------------------------------         ----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone Number:      (307) 856-9271
                                    --------------

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

                                YES X        NO

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at October 1, 2000
----------------------------------------       ---------------------------------
     Common stock, $.001 par value                       3,994,027 Shares

                               RUBY MINING COMPANY

                                      Index

PART I.           FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

      Condensed Balance Sheet -- August 31, 2000 ..............................3

      Condensed Statements of Operations -- Three Months Ended
         August 31, 2000 and August 31, 1999...................................4

      Condensed Statements of Cash Flows -- Three Months Ended
         August 31, 2000 and August 31, 1999...................................5

      Notes to Condensed Financial Statements..................................6

      ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................7

PART II.  OTHER INFORMATION

      ITEM 6.  Exhibits and Reports on Form 8-K................................7

      Signatures...............................................................8

                               RUBY MINING COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Condensed Balance Sheet
                                 August 31, 2000
                                   (Unaudited)

         ASSETS

CURRENT ASSETS:
      Cash and Cash Equivalent                                          $38,800
      Other assets                                                        --
                                                                     -----------
         TOTAL CURRENT ASSETS                                            38,800

INVESTMENTS                                                              45,700

PROPERTY AND EQUIPMENT, at cost                                          39,600
      Less accumulated depreciation                                     (31,700)
                                                                     -----------
                                                                          7,900
                                                                        $92,400

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Directors' fees payable                                           $10,400
      Accounts payable - affiliates                                       2,700
                                                                     -----------
         TOTAL CURRENT LIABILITIES:                                      13,100

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         20,000,000 shares authorized.
         9,000,000 shares issued and outstanding,                         4,000
      Additional paid-in capital                                        728,700
      Accumulated deficit                                              (620,200)
      Unrealized Holding Loss on Investments                            (33,200)
                                                                    ------------
                                                                         79,300
                                                                        $92,400

            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                       Condensed Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                              August 31,
                                               ---------------------------------
                                                      2000                 1999
                                                      ----                 ----

REVENUES:
      Interest                                    $    400            $     400

COSTS AND EXPENSES:
      General and administrative                     2,600                1,600
                                                -----------          -----------

NET INCOME (LOSS)                                 $  (2,200)          $  (1,200)
                                                  =========          -----------

EARNINGS (LOSS) PER SHARE                         $       *           $        *
                                                  =========          ===========


WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                       3,994,027             450,000
                                                  =========            ========


*     Less than $0.01 per share.


            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                     Three Months Ended
                                                          August 31,
                                             -----------------------------------
                                                     2000               1999
                                                     ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                   $   (2,200)          $  (1,200)
      Adjustments to reconcile
      net loss to net cash provided
      by operating activities:
         Decrease in other current assets              --                   300
         Increase in accounts payable-affiliate       2,700               1,300
                                                 -----------          ----------

CASH PROVIDED BY
      OPERATING ACTIVITIES                              500                 400
                                                 -----------          ----------

NET INCREASE IN CASH AND
      CASH EQUIVALENTS                                  500                 400

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                            38,300              36,800
                                                 -----------          ----------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                             $    38,800          $   37,200
                                                ============         ===========


            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                     Notes to Condensed Financial Statements


        1) The Condensed Balance Sheet as of August 31, 2000, and the Condensed Statements of Operations and Cash Flow for three months ended August 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of Company as of August 31, 2000 and the results of operations and cash flow for the three months ended August 31, 2000 and 1999.

         2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2000 Form 10-KSB.

         3) The results of operations for the periods ended August 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Company's working capital decreased as amounts due to Company's parent, U.S. Energy Corp. ("USE"), continued to be accrued for office and administrative costs. The $2,300 decrease in working capital during the quarter ended August 31, 2000 resulted in working capital of $25,700 as compared to working capital of $28,000 at May 31, 2000.

         The Company anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 2001. However, the Company must secure drilling or construction contracts in order to continue operating long-term.

Results of Operations

         The Company had no revenues from operations during the most recently completed quarter ended August 31, 2000 or the corresponding quarter of the prior year. The Company did however recognize $400 in interest revenue for each of the quarters ended August 31, 2000 and August 31, 1999 on cash invested in interest bearing accounts.

         General and administrative costs increased during the quarter ended August 31, 2000 from the same period of the previous year by $1,000. The Company's operations resulted in a loss of $2,200 as compared to a loss of $1,200 for the same three months of the previous year.

         The Company's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.  None.

         (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended August 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                RUBY MINING COMPANY
                                                Company



Date: October 1, 2000                      By:  /s/  John L. Larsen
                                                --------------------------------
                                                JOHN L. LARSEN,
                                                President



Date: October 1, 2000                      By:  /s/  Robert Scott Lorimer
                                                --------------------------------
                                                ROBERT SCOTT LORIMER,
                                                Principal Financial Officer
                                                and Chief Accounting Officer