Form 10QSB
period 2000-11-30
RUBY MINING CO
filed 2001-01-05
CIK 85684

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended November 30, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _____ to _____

Commission file number   0-7501

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

Colorado                                                         83-0214117
----------------------------------------                   ---------------------
State or other jurisdiction of                                (I.R.S. Employer
Incorporation or organization)                               Identification No.)

877 North 8th West, Riverton, WY                                   82501
----------------------------------------                   ---------------------
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

                          YES   X             NO
                              -----              -----
     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at January 5, 2001
------------------------------                    ------------------------------
Common stock, $.001 par value                             3,994,027 Shares

                               RUBY MINING COMPANY

                                      Index

PART I.         FINANCIAL INFORMATION

        ITEM 1. Financial Statements

        Condensed Balance Sheet --  November 30, 2000..........................3
        Condensed Statements of Operations -- Three and Six Months
         Ended November 30, 2000 and 1999......................................4

        Condensed Statements of Cash Flows -- Six Months
         Ended November 30, 2000 and 1999......................................5

        Notes to Condensed Financial Statements................................6

        ITEM 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................7

PART II.        OTHER INFORMATION

        ITEM 2. Changes in Securities and Use of Proceeds......................7

        ITEM 6. Exhibits and Reports on Form 8-K...............................7

        Signatures.............................................................8

                               RUBY MINING COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             Condensed Balance Sheet
                                November 30, 2000
                                   (Unaudited)

         ASSETS

CURRENT ASSETS:
      Cash                                                             $ 39,200

INVESTMENTS                                                              45,700

PROPERTY AND EQUIPMENT, at cost
      Mining equipment                                                   39,600
      Less accumulated depreciation                                     (31,700)

                                                                       ---------
                                                                          7,900
                                                                       ---------
                                                                       $ 92,800
                                                                       =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - affiliates                                    $  7,500
      Directors' fees payable                                            10,400
                                                                       ---------
         TOTAL CURRENT LIABILITIES:                                      17,900

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         authorized, 20,000,000 shares;
         issued and outstanding,
         20,000,000 shares                                                4,000
      Additional paid-in capital                                        728,800
      Accumulated deficit                                              (624,700)
      Unrealized loss in investments                                    (33,200)
                                                                       ---------
                                                                         74,900
                                                                       ---------
                                                                       $ 92,800
                                                                       =========


            See accompanying notes to condensed financial statements.
                                       3

                               RUBY MINING COMPANY

                       Condensed Statements of Operations
                                   (Unaudited)

                                        Three Months Ended      Six Months Ended
                                            November 30,           November 30,
                                        ------------------      ----------------
                                         2000         1999     2000        1999
                                         ----         ----     ----        ----
REVENUES:
      Interest                           $   400   $    400   $   800  $    800

COSTS AND EXPENSES:
      General and
         Administrative                    4,900     11,400     7,500    13,100
                                         -------   ---------  --------  --------
NET INCOME (LOSS)                        $(4,500)  $(11,000)  $(6,700) $(12,300)
                                         ========  =========  ========  ========

INCOME (LOSS)
      PER SHARE                         $      *   $(  0.02)  $     *  $ ( 0.04)
                                         ========  =========  ========  ========

WEIGHTED AVERAGE
      NUMBER OF SHARES
      OUTSTANDING                       3,994,027   450,000  3,994,027  326,250
                                        ========== ========= =========  ========
* Less than $.01 per share.


            See accompanying notes to condensed financial statements.
                                       4

                               RUBY MINING COMPANY

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                           Six Months Ended
                                                              November 30,
                                                       -------------------------
                                                       2000              1999
                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                       $ (6,700)         $(12,300)
      Adjustments to reconcile net loss to
        net cash used in operating activities:
         Increase (decrease) in accounts payable        7,500           (12,800)


         Decrease in other assets                           -               300
                                                      --------          --------

CASH PROVIDED BY
      OPERATING ACTIVITIES                                800               800


NET INCREASE IN CASH
      AND CASH EQUIVALENTS                                800               800

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                              38,400            36,800
                                                     ---------         ---------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                  $ 39,200          $ 37,600
                                                     =========         =========


            See accompanying notes to condensed financial statements.
                                       5

                               RUBY MINING COMPANY
                     Notes to Condensed Financial Statements

     1) The Condensed Balance Sheet as of November 30, 2000 the Condensed Statements of Operations for the six and three months ended November 30, 2000 and 1999 and the Condensed Statements of Cash Flows for the six months ended November 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of November 30, 2000, the results of operations for the six and three months ended November 30, 2000 and 1999 and its cash flows for the six months ended November 30, 2000 and 1999.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2000 Form 10-KSB.

     3) The results of operations for the periods ended November 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liquidity and Capital Resources

     The Company's working capital decreased as amounts due to Company's parent, U.S. Energy Corp. ("USE"), continued to be accrued for office and administrative costs. The $6,700 decrease in working capital during the six months ended November 30, 2000 resulted in working capital of $21,300 as compared to working capital of $28,000 at May 31, 2000.

     The Company anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 2001. However, the Company must secure drilling or construction contracts in order to continue operating long-term.

Results of Operations

     The Company had no revenues from operations during the most recently completed six months ended November 30, 2000 or the corresponding quarter of the prior year. The Company did however recognize $800 in interest revenue for each of the six month periods ended November 30, 2000 and November 30, 1999 on cash invested in interest bearing accounts.

     General and administrative costs decreased during the six months ended November 30, 2000 from the same period of the previous year by $5,600. The decrease is primarily from the Company not preparing proxy statements during the current fiscal year. The Company's operations resulted in a loss of $6,700 as compared to a loss of $12,300 for the same six months of the previous year.

     The Company's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits. None.

        (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended November 30, 2000.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        RUBY MINING COMPANY
                                        (Company)


Date: January 5, 2001                By: /s/ John L. Larsen
                                        ----------------------------------------
                                        JOHN L. LARSEN,
                                        President



Date: January 5, 2001                By: /s/ Robert Scott Lorimer
                                        ----------------------------------------
                                        ROBERT SCOTT LORIMER,
                                        Principal Financial Officer
                                        & Chief Accounting Officer