Form 10QSB
period 2001-02-28
RUBY MINING CO
filed 2001-04-16
CIK 85684

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 28, 2001 or

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

                  YES   X             NO
                      -----              -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at April 12, 2001
------------------------------                     -----------------------------
Common stock, $.001 par value                            3,994,027 Shares

                               RUBY MINING COMPANY

                                      Index

PART I.         FINANCIAL INFORMATION

      ITEM 1.   Financial Statements

      Condensed Balance Sheet --  February 28, 2001............................3

      Condensed Statements of Operations -- Three and Nine months
         Ended February 28, 2001 and February 29, 2000.........................4

      Condensed Statements of Cash Flows -- Nine months
         Ended February 28, 2001 and February 29,2000..........................5

      Notes to Condensed Financial Statements..................................6

      ITEM 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations..................7

PART II.        OTHER INFORMATION

      ITEM 6.   Exhibits and Reports on Form 8-K...............................8

      Signatures...............................................................8

                               RUBY MINING COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Condensed Balance Sheet
                                February 28, 2001
                                   (Unaudited)

         ASSETS

CURRENT ASSETS:
      Cash                                                     $          1,600

INVESTMENTS                                                              45,700
                                                               -----------------
                                                               $         47,300
                                                               =================

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Directors' fees payable                                  $         10,400

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         100,000,000 shares authorized;
         3,994,027 shares issued and
         outstanding                                                      4,000
      Additional paid-in capital                                        728,800
      Accumulated deficit                                              (662,700)
      Investment allowance                                              (33,200)
                                                                ----------------
                                                                         36,900
                                                                ----------------
                                                                $        47,300
                                                                ================


            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                       Condensed Statements of Operations
                                   (Unaudited)

                               Three Months Ended             Nine months Ended
                               February 28 & 29,               February 28 & 29,
                               ------------------              ----------------
                              2001            2000           2001          2000
                              ----            ----           ----          ----
REVENUES:
      Interest             $     400        $    400        $  1,200   $  1,200

COSTS AND EXPENSES:
      General and
         Administrative       38,400          12,800          45,900     26,000
                             -------         -------         -------    --------
NET INCOME (LOSS)          $ (38,000)       $(12,400)       $(44,700)  $(24,800)
                             ========       =========        ========   ========

INCOME (LOSS)
      PER SHARE            $   (0.01)       $  (0.01)       $  (0.01)  $ ( 0.04)
                             ========       =========        ========   ========

WEIGHTED AVERAGE
      NUMBER OF SHARES
      OUTSTANDING          3,994,027       1,000,000        3,994,027   631,985
                            =========      =========         =========  ========
* Less than $.01 per share.


            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                           Nine months Ended
                                                            February 28 & 29,
                                                       -------------------------
                                                       2001                2000
                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                     $ (44,700)         $ (24,800)
      Adjustments to reconcile net loss to
        net cash used in operating activities:
         Decrease in accounts payable                     --            (70,100)
         Decrease in other assets                         --                300
                                                     --------           --------

CASH USED IN OPERATING ACTIVITIES                    (44,700)           (94,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of property
      and equipment                                    7,900                 --

CASH FLOWS FROM FINANCIAL ACTIVITIES:
      Reduction of debt to affiliates
      from the issuance of common stock                  --              95,800
                                                     --------           --------

NET (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS                           (36,800)             1,200

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                             38,400             36,800
                                                    ---------          ---------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                $   1,600           $ 38,000
                                                    =========          =========


            See accompanying notes to condensed financial statements.

                               RUBY MINING COMPANY
                     Notes to Condensed Financial Statements


     1) The Condensed Balance Sheet as of February 28, 2001 the Condensed Statements of Operations for the nine and three months ended February 28, 2001 and February 29, 2000 and the Condensed Statements of Cash Flows for the nine months ended February 28, 2001 and February 29, 2000, have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of February 28, 2001, the results of operations for the nine and three months ended February 28, 2001 and February 29, 2000 and its cash flows for the nine months ended February 28, 2001 and February 29, 2000.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2000 Form 10-KSB.

     3) The results of operations for the periods ended February 28, 2001 and February 29, 2000 are not necessarily indicative of the operating results for the full year.

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

Liquidity and Capital Resources

     During the quarter ended February 28, 2001 the Company incurred expenses relating to a potential merger with a non affiliated company. These expenses were incurred in legal and professional services and related travel expense. All such expenses were paid by the Company's parent company, U.S. Energy Corp.("USE") At the end of the quarter, the Company conveyed its remaining equipment to USE as partial payment of its obligations to USE. The Company also paid the balance of the debt to USE as a result of the costs associated with the potential merger, prior management fees, auditing expenses, stock transfer fees etc. with cash.

     These transactions reduced working capital from $28,000 at May 31, 2000 to a working capital deficit of $8,800. The deficit is caused by amounts due directors for directors' fees in prior years. Should the merger occur the director liability as well as the investments in USE and its affiliate Crested Corp. will be assigned to USE. The Company has signed as agreement to merge with a non affiliated corporation, however, as of the date of filing of this report, the conditions to consummating the transaction have not been met by the other corporation. Therefore, the future closing of this contract presently is uncertain. Until such time as a merger transaction is consummated, the Company will continue to depend upon USE funding all pre merger costs as well as ongoing administrative costs.

Results of Operations

     The Company had no revenues from operations during the most recently completed nine months ended February 28, 2001 or the corresponding quarter of the prior year. The Company did however, recognize $1,200 in interest revenue for each of the nine month periods ended February 28, 2001 and February 28, 2000 on cash invested in interest bearing accounts.

     General and administrative costs increased during the nine months ended February 28, 2001 from the same period of the previous year by $19,900. The increase is primarily from the Company contracting with USE to prepare the Company for a merger. The Company's operations resulted in a loss of $44,700 as compared with a loss of $24,800 for the same nine months of the previous year.

     The Company's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. None.

     (b) During the quarter ended February 28, 2001 the Company filed one report on Form 8-K. On February 1, 2001 under Item 4, the Company reported the change in its outside accounting firm to Grant Thornton LLP.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        RUBY MINING COMPANY
                                        (Company)



Date: March 31, 2001                    By: /s/ John L. Larsen
                                            ------------------------------------
                                            JOHN L. LARSEN,
                                            President



Date: March 31, 2001                    By: /s/ Robert Scott Lorimer
                                            ------------------------------------
                                            ROBERT SCOTT LORIMER,
                                            Principal Financial Officer
                                            & Chief Accounting Officer