Form 10QSB
period 2001-06-30
RUBY MINING CO
filed 2001-08-14
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

  x    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
-----  of 1934
                  For the quarterly period ended June 30, 2001

       Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act ------ of 1934
            For the transition period of ____________ to ____________

                         Commission File Number 0-7501.
                                     ------

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                 81-0214117
---------------------------------     ------------------------------------------
 (State or other Jurisdiction of       (I.R.S. Employer Identification Number)
 Incorporation or Organization)

            3399 Peachtree Rd. NE, Suite 810, Atlanta, Georgia 30326
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                    Issuers Telephone Number: (404) 231-8500
                                              ---------------

--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES    X       NO
                             -------       ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                           Outstanding at June 30, 2001
-------------------------------------      -------------------------------------
    Common Stock, $.001 Par Value                    20,530,748 shares

Transitional Small Business Disclosure Format:  YES              NO     X
                                                    ---------       ---------

                       RUBY MINING COMPANY AND SUBSIDIARY
                                   Form 10-QSB

                                      Index


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of June 30, 2001             1

         Condensed Consolidated Statements of Operations for the Three
         Months Ended June 30, 2001 and 2000, and for the period from
         inception through June 30, 2001                                      2

         Condensed Consolidated Statements of Operations for the Six
         Months Ended June 30, 2001 and June 30, 2000                         3

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2001 and 2000, and for the period
         from inception thru June 30, 2001                                    4

         Notes to Condensed Consolidated Financial Statements                 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     9

         SIGNATURES                                                          10

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)


                           ASSETS
CURRENT ASSETS
     Cash in bank                                                  $     16,398
     Expense Receivable                                                 197,542
     Other                                                                9,368
                                                                   ------------
              TOTAL CURRENT ASSETS                                      223,308

Fixed assets, net of accumulated depreciation                            35,901
Other assets                                                             34,928
                                                                   ------------

              TOTAL ASSETS                                         $    294,137
                                                                   ============


            LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
     Accounts payable                                              $    688,755
     Accrued expenses                                                   479,125
                                                                   ------------
              TOTAL CURRENT LIABILITIES                               1,167,880
                                                                   ------------
Long-term debt, net of discount                                       2,758,361
Interest payable                                                      1,445,990
                                                                   ------------
              TOTAL LIABILITIES                                       5,390,231
                                                                   ------------
Stockholders' deficit
     Common stock                                                        20,524
     Paid-in capital                                                  5,557,763
     Development stage deficit                                      (10,674,381)
                                                                   ------------
              Total stockholders' deficit                            (5,096,094)
                                                                   ------------

              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $    294,137
                                                                   ============




See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              From Inception         Three Months Ended
                                                   thru                   June 30,
                                              --------------   -----------------------------
                                               June 30, 2001        2001             2000
                                                               ------------     ------------

Revenues                                      $       --       $       --       $       --

Operating expenses

     Compensation and employee benefits          2,502,791           48,207           53,034
     Research and development                    1,430,423             --               --
     General and administrative                  2,733,002          424,524           53,590
     Depreciation and amortization                 114,495            4,991            5,234
     Professional fees                           1,896,675           46,305           20,475
                                              ------------     ------------     ------------
              Operating loss                     8,677,386          524,027          132,333

Other (income) expense                            (487,004)          (1,480)          (1,036)
Interest expense                                 2,483,999          169,256          156,541
                                              ------------     ------------     ------------
              Net loss                        $ 10,674,381     $    691,803     $    287,838
                                              ============     ============     ============

Net loss per common share:
     Basic                                                     $      (0.03)    $      (0.01)
                                                               ============     ============



See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                    Six Months Ended
                                                         June 30,
                                               ---------------------------
                                                   2001            2000
                                               -----------     -----------

Revenues                                       $      --       $      --
                                               -----------     -----------
Operating expenses

     Compensation and employee benefits             90,721         126,203
     Research and development                         --              --
     General and administrative                    501,390         140,878
     Depreciation and amortization                  10,268          16,389
     Professional fees                              66,533          76,461
                                               -----------     -----------
              Operating loss                       668,912         359,531

Other (income) expense                              (2,584)         (2,073)
Interest expense                                   334,487         313,083
                                               -----------     -----------
              Net loss                         $ 1,000,815     $   670,541
                                               ===========     ===========
Net loss per common share:
     Basic                                     $     (0.05)    $     (0.03)
                                               ===========     ===========



See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                 Six Months Ended
                                                                     June 30,                From Inception
                                                           ------------------------------         Thru
                                                                2001            2000         June 30, 2001
                                                           -------------    -------------    -------------
Operating activities
     Net loss                                              $ (1,000,815)    $   (670,541)    $(10,674,381)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                           10,268           16,388          113,276
         Discount amortization                                  142,232          131,419          854,219
         Increase in accounts payable                           204,710            9,805          688,755
         Increase in interest payable                           190,433          181,664        1,445,990
         Other, net                                              56,999          106,023          280,189
                                                           ------------     ------------     ------------
              Net cash used in operating activities            (396,173)        (225,242)      (7,291,952)
                                                           ------------     ------------     ------------
Investing activities
     Advances under notes receivable                            (24,902)            --            (92,843)
     Purchase of fixed assets                                      --               --           (149,177)
                                                           ------------     ------------     ------------
              Net cash used in investing activities             (24,902)            --           (242,020)
                                                           ------------     ------------     ------------
Financing activities
     Issuance of common stock                                   436,737          195,004        5,926,228

     Purchase of treasury stock                                    --               --           (280,000)
     Issuance of debentures                                        --               --          1,904,142
                                                           ------------     ------------     ------------
              Net cash provided by financing activities         436,737          195,004        7,550,370
                                                           ------------     ------------     ------------
Net increase (decrease) in cash                                  15,662          (30,238)          16,398

Cash at beginning of period                                         736           35,340             --
                                                           ------------     ------------     ------------
Cash at end of period                                      $     16,398     $      5,102     $     16,398
                                                           ============     ============     ============



See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Ruby Mining Company (the "Company") and its wholly-owned subsidiary, Admiralty Corporation ("Admiralty"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of June 30, 2001 and for the six months ended and three months ended June 30, 2001 and 2000 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates.

The Company and its subsidiary are a development stage company and have not had revenues from operations. The consolidated development stage deficit of the entities is $10,674,381. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share has not been presented in the accompanying statements of operations.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


The following presents the calculation of basic earnings per share:

                                              For the Six Months Ended June 30, 2001
                                        --------------------------------------------------
                                                             Weighted
                                                          Average Shares      Per-Share
                                          (Numerator)      (Denominator)       Amount
                                        --------------   ---------------    --------------
BASIC EPS
     Income available to common
        shareholders'                   $    556,000     $   20,25,247      $      (0.14)
                                        ==============   ===============    ==============



NOTE 3 - RECENT DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Reacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. The provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of the 40-year maximum life required by SFAS No. 142. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

The Company expects to adopt the provisions of SFAS No. 142 effective January 1, 2002. The Company is in the process of determining the impact the adoption of the provisions of SFAS No. 142 will have on financial position and results of operations.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and it's wholly owned subsidiary Admiralty Corporation ("Admiralty") are a development stage company and have not had revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the six months ended June 30, 2001 through the issuance of common stock. In addition, employees of the entity have partially deferred payments of compensation to provide liquidity for the company.


PLAN OF OPERATION

As the Company has completed the reorganization of the entities, management believes that the Company has enhanced access to investments of capital. Management is utilizing existing relationships and business advisors to seek opportunities for capital investments. With the Company's current cash level, operations of the Company would be limited over the next twelve months without a capital investment to satisfy existing liabilities and to fund future operations.


RESULTS OF OPERATIONS

the Company had no revenue from operations during the six months ended June 30, 2001 or the six months ended June 30, 2000.

During the quarter ended June 30, 2001, the Company completed a reorganization in which the Company acquired all the outstanding share of stock of Admiralty Corporation in exchange for stock of the Company. The transaction is more fully explained in a Form 8-K filed by the Company on June 11, 2001. The reorganization was accounted for as a reverse-merger with Admiralty being the accounting acquirer. Admiralty is now a wholly-owned subsidiary of the Company.

The primary business of Admiralty, and now that of the Company, is engaging in the development and utilization of advanced proprietary technology for the exploration and salvage of historic shipwrecks, primarily those from the 16th and 17th centuries.

For the six months ended June 30, 2001, the Company incurred a net loss of $1,000,815, compared to a net loss of $670,541 for the six months ended June 30, 2000. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue the historic shipwrecks.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


For the six months ended June 30, 2001, compensation costs, depreciation and amortization, and professional fees were comparable to the six months ended June 30, 2000. General and administrative costs for the six months ended June 30, 2001, increased $360,512 from the six months ended June 30, 2000. This increase was primarily the result of a $325,000 share-exchange fee related to the reorganization of the Company. This fee was incurred by Admiralty and charged to operation expenses during the three months ended June 30, 2001.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, the ability of the Company to obtain funding or financing for operations, the ability of the Company to establish and maintain relationships with foreign countries, and the successful utilization of the Company's developed technology. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.


                                     PART II
                                OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits.  None

          (b) During the quarter ended June 30, 2001, the Company filed one report on Form 8-K on June 11, 2001, reporting the execution of the Plan and Agreement of Share Exchange between Ruby Mining Company and Admiralty Corporation.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RUBY MINING COMPANY




By:        /s/    Herbert C. Leeming                         August 14, 2001
       ---------------------------------------------     -----------------------
       Herbert C. Leeming                                Date
       President and Chief Executive Officer
       (principal executive officer)






By:        /s/    Murray D. Bradley, Jr.                     August 14, 2001
       ---------------------------------------------     -----------------------
       Murray D. Bradley, Jr.                            Date
       Senior Vice President, Treasurer
       (principal financial and accounting officer)