Form 10QSB
period 2001-09-30
RUBY MINING CO
filed 2001-11-14
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

 X    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
---   Act of 1934

                For the quarterly period ended September 30, 2001

      Transition Report Pursuant to 13 or 15(d) of the Securities Exchange
---   Act of 1934

                For the transition period of to

                         Commission File Number 0-7501.

                              RUBY MINING COMPANY.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

              Colorado                               81-0214117
              --------                               ----------
(State or other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

            3399 Peachtree Rd. NE, Suite 810, Atlanta, Georgia 30326
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

                     Issuers Telephone Number (404) 231-8500



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
                                    YES  X     NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                             Outstanding at September 30, 2001
             -----                             ---------------------------------
Common Stock, $.001 Par Value                         22,141,248 shares

Transitional Small Business Disclosure Format:  YES             NO     X
                                                    ----------     ----------

                       RUBY MINING COMPANY AND SUBSIDIARY
                                   Form 10-QSB

                                      Index


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of September 30, 2001         3

         Condensed Consolidated Statements of Operations for the Three
          Months Ended September 30, 2001 and 2000, and for the period
          from inception through September 30, 2001                            4

         Condensed Consolidated Statements of Operations for the Nine
          Months Ended September 30, 2001 and September 30, 2000               5

         Condensed  Consolidated  Statements of Cash Flows for the Nine
          Months Ended September 30, 2001 and 2000, and for the period
          from inception through September 30, 2001                            6

         Notes to Condensed Consolidated Financial Statements
                                                                               7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        9

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities and Use of Proceeds                            11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                     11

         SIGNATURES                                                           12

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                             ASSETS
CURRENT ASSETS
   Cash in bank                                             $      3,510
   Expense receivable                                            232,664
   Other                                                           9,368
                                                            ------------
         TOTAL CURRENT ASSETS                                    245,542

Fixed assets, net of accumulated depreciation                    30,951
Other assets                                                     35,109
                                                            ------------
         TOTAL ASSETS                                       $    311,602
                                                            ============



             LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
   Accounts payable                                         $    708,740
   Accrued expenses                                              515,725
   Short-term advances                                           191,000
                                                            ------------

         TOTAL CURRENT LIABILITIES                             1,415,465
                                                            ------------

Long-term debt, net of discount                                2,832,350
Interest payable                                               1,545,750
                                                            ------------

         TOTAL LIABILITIES                                     5,793,565
                                                            ------------

Stockholders' deficit
   Common stock                                                   22,134
   Paid-in capital                                             7,171,153
   Development stage deficit                                 (12,675,250)
                                                            ------------
         Total stockholders' deficit                          (5,481,963)
                                                            ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
              DEFICIT                                       $    311,602
                                                            ============


See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               From Inception              Three Months Ended
                                                  through                     September 30,
                                               --------------         ------------------------------
                                                September 30,             2001              2000
                                                    2001
                                               --------------         ------------     -------------


Revenues                                       $      --              $      --         $      --
                                               ------------           ------------      ------------

Operating expenses

   Compensation and employee benefits             2,557,884                 55,093            52,959
   Research and development                       1,440,423                 10,000              --
   General and administrative                     2,813,932                 80,930            59,731
   Depreciation and amortization                    119,445                  4,950             5,234
   Professional fees                              3,573,644              1,676,969            63,914
                                               ------------           ------------      ------------

         Operating loss                          10,505,328              1,827,942           181,838


Other (income) expense                             (488,107)                (1,103)           (1,050)
Interest expense                                  2,658,029                174,030           156,542
                                               ------------           ------------      ------------

         Net loss                              $ 12,675,250           $  2,000,869      $    337,330
                                               ============           ============      ============

Net loss per common share:
   Basic and diluted                                                  $      (0.10)     $      (0.02)
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

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               Nine Months Ended
                                                 September 30,
                                          ----------------------------
                                              2001            2000
                                          -----------      -----------

     Revenues                             $      --        $      --
                                          -----------      -----------

     Operating expenses

   Compensation and employee
     Benefits                                 145,814          179,162
   Research and development                    10,000             --
   General and administrative                 582,320          200,209
   Depreciation and amortization               15,218           21,623
   Professional fees                        1,743,502          140,375
                                          -----------      -----------

         Operating loss                     2,496,854          541,369

Other (income) expense                         (3,687)          (3,123)
Interest expense                              508,517          469,625
                                          -----------      -----------

         Net loss                         $ 3,001,684      $ 1,007,871
                                          ===========      ===========

Net loss per common share:
   Basic                                  $     (0.15)     $     (0.05)
                                          ===========      ===========
















See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 From Inception
                                                                    Nine Months Ended                Through
                                                                      September 30,            September 30, 2001
                                                            -------------------------------    ------------------

                                                                 2001              2000
                                                            -------------     -------------
Operating activities
   Net loss                                                 $ (3,001,684)     $   (944,080)     $(12,675,250)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                           15,218            21,622           118,226
          Equity-based professional services                   1,610,000              --           1,610,000
          Discount amortization                                  216,221           197,129           928,208
          Increase in accounts payable                           226,187            38,986           710,232
          Increase in interest payable                           290,193           272,497         1,545,750
          Other, net                                             79,706            134,894           302,896
                                                            ------------      ------------      ------------

         Net cash used in operating activities                  (564,159)         (278,952)       (7,459,938)
                                                            ------------      ------------      ------------

Investing activities
   Advances under notes receivable                               (64,312)             --            (132,253)
   Purchase of fixed assets                                         --                --            (149,177)
                                                            ------------      ------------      ------------

         Net cash used in investing activities                   (64,312)             --            (281,430)
                                                            ------------      ------------      ------------

Financing activities
   Issuance of common stock                                      440,245           243,712         5,929,736
   Short-term advances                                           191,000              --             191,000
   Purchase of treasury stock                                       --                --            (280,000)
   Issuance of debentures                                           --                --           1,904,142
                                                            ------------      ------------      ------------

         Net cash provided by financing activities               631,245           243,712         7,744,878
                                                            ------------      ------------      ------------

Net increase (decrease) in cash                                    2,774           (35,240)            3,510

Cash at beginning of period                                          736            35,340              --
                                                            ------------      ------------      ------------

Cash at end of period                                       $      3,510      $        100      $      3,510
                                                            ============      ============      ============








See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Ruby Mining Company (the "Company") and its wholly-owned subsidiary, Admiralty Corporation ("Admiralty"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of September 30, 2001 and for the nine months ended and three months ended September 30, 2001 and 2000 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report.

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

The Company and its subsidiary are a development stage company and have not had revenues from operations. The consolidated development stage deficit of the entities is $12,675,250. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At September 30, 2001 the Company had outstanding 892,964 warrants and 1,118,200 options on common stock, each convertible to one share of the Company's common stock.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


The following presents the calculation of basic earnings per share:

                                      For the Nine Months Ended September 30, 2001
                                      --------------------------------------------
                                                           Weighted
                                       Net (Loss)       Average Shares    Per-Share
                                       (Numerator)      (Denominator)       Amount
                                       -----------      --------------    ---------

BASIC EPS
Income (loss) available to common
   shareholders'                       $(3,001,684)      $ 20,640,458     $  (0.15)
                                       ===========       ============     ========



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

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and it's wholly owned subsidiary Admiralty Corporation ("Admiralty") are a development stage company and have not had revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the nine months ended September 30, 2001 through the issuance of common stock. In addition, employees of the entity have partially deferred payments of compensation to provide liquidity for the company.

PLAN OF OPERATION

As the Company has completed the reorganization of the entities, management believes that the Company has enhanced access to investments of capital. Management is utilizing existing relationships and business advisors to seek opportunities for capital investments. With the Company's current cash level, operations of the Company would be limited over the next twelve months without a capital investment to satisfy existing liabilities and to fund future operations. During the three months ended September 30, 2001 the Company satisfied liquidity needs through the issuance of common stock of the Company and by obtaining short-term interest bearing advances of approximately $160,000 from related parties and stockholders.

RESULTS OF OPERATIONS

The Company had no revenue from operations during the nine months ended September 30, 2001 or the nine months ended September 30, 2000.

During the quarter ended June 30, 2001, the Company completed a reorganization in which the Company acquired all the outstanding shares of stock of Admiralty Corporation in exchange for stock of the Company. The transaction is more fully explained in a Form 8-K filed by the Company on June 11, 2001. The reorganization was accounted for as a reverse-merger with Admiralty being the accounting acquirer. Admiralty is now a wholly-owned subsidiary of the Company. The primary business of Admiralty, and now that of the Company, is engaging in the business of exploration and salvage of historic shipwrecks, primarily those from the 16th and 17th centuries.

For the nine months ended September 30, 2001, the Company incurred a net loss of $3,001,684, compared to a net loss of $1,007,871 for the nine months ended September 30, 2000. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue the historic shipwrecks.

For the nine months ended September 30, 2001, compensation costs and depreciation and amortization were comparable to the nine months ended September 30, 2000. Professional fees were $1,743,502 for the nine months ending September 30, 2001, an increase of $1,603,127 from $140,375 for the nine months ended September 30, 2000. This increase is the result of the Company issuing 1,610,000 shares of the Company's stock to various consultants as payment for services. The Company valued these shares at $1 per share and recorded the expense for the 1,610,000 shares in the third quarter of 2001. See Forms S-8 filed by the Company related to these issuances for further information.

General and administrative costs for the nine months ended September 30, 2001, increased $382,111 from the nine months ended September 30, 2000. This increase was primarily the result of a $325,000 share-exchange fee related to the reorganization of the Company. This fee was incurred by Admiralty and charged to operating expenses during the three months ended June 30, 2001.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 18, 2001, the Company sold to Malcolm Snyder and Audrey Snyder, JTEN, 6,500 shares of its common stock for a cash purchase price per share equal to $1.50 and a total cash purchase price of $9,750. The sale of such common stock was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to the exemption set forth in Section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

     On September 11, 2001, Hal Herron resigned from the Company's Board of Directors. Mr. Herron's resignation was based solely on his unrelated commitments and is not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              3.1 Articles of Incorporation. Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991.

              3.2 Amendment to Articles of Incorporation. Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991.

              3.3 By-Laws. Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991.

         (b)  Reports of Form 8-K

              The Company filed on August 3, 2001, a Form 8-K/A describing certain amendments to a previously filed Form 8-K describing the Share Exchange Agreement and reorganization of the Company.

              On August 20, 2001, the Company filed a Form 8-K describing certain matters related to the Company's common stock.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RUBY MINING COMPANY






By:      /s/  Herbert C. Leeming                        November 13, 2001
    --------------------------------------------    ----------------------------
    Herbert C. Leeming.                             Date
    President and Chief Executive Officer
    (principal executive officer)






By:      /s/  Murray D. Bradley, Jr.                     November 13, 2001
    --------------------------------------------    ----------------------------
    Murray D. Bradley, Jr..                         Date
    Senior Vice President, Treasurer
    (principal financial and accounting officer)