Form 10KSB
period 2001-12-31
RUBY MINING CO
filed 2002-04-01
CIK 85684

U.S SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                           COMMISSION FILE NO. 0-7501

                               RUBY MINING COMPANY
 -------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  COLORADO                                 83-0214117
---------------------------------------------         --------------------------
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

   THE LENOX BUILDING, 3399 PEACHTREE ROAD, N.E. #810, ATLANTA, GEORGIA 30326
 -------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (404) 231-8500
 -------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT OR 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                        [ X ]   YES        [   ]   NO

AS OF MARCH 26, 2001, THE REGISTRANT HAD 26,816,369 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES HELD BY NON-AFFILIATES ON THAT DATE WAS APPROXIMATELY $ 3,200,000.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:   YES  [   ]   NO  [ X ]

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

     Pursuant to the closing on May 25, 2001 of a Plan and Agreement of Share Exchange (the "Share Exchange Agreement"), the shareholders of Admiralty Corporation, a Georgia corporation ("Admiralty"), became the principal shareholders of the Registrant, Ruby Mining Company, a Colorado corporation (the "Company"), and Admiralty became a wholly-owned subsidiary of the Company. The Company now conducts its business through, and its business is now that of, Admiralty. The Company was incorporated under the laws of the State of Colorado in 1971. Admiralty was incorporated under the laws of the State of Georgia in1988.

     Prior to the effectuation of the Share Exchange Agreement, the Company was engaged in the general minerals business, including the acquisition, exploration and development and/or sale or lease of mineral properties and the purchase and lease of mineral exploration and mining equipment. The Company is now engaged (and has been since May 25, 2001) in the business of completing development of Admiralty's proprietary detection technology for use, in partnership with governments, marine archaeologists and other nautical and maritime experts, in locating and recovering valuable cargoes from historic shipwrecks, primarily those from the 16th, 17th, and 18th centuries.

 DESCRIPTION OF BUSINESS

GENERAL

     Admiralty has focused its efforts to date in five main areas:

     1. Developing a new, proprietary technology to detect gold, silver and other precious metals in a salt-water environment, through layers of sand, sediment and coral.

     2. Conducting historical research on shipwrecks, principally ones from the 16th, 17th, and 18th centuries.

     3. Analyzing the principal issues related to the legalities associated with historic (pre-1900) shipwreck search and recovery operations.

     4. Negotiating agreements with countries for permits to search for and recover valuable cargoes from historic shipwrecks in their territorial waters.

     5. Finding synergistic and accretive joint venture and acquisition candidates with experience, expertise, and assets (such as vessels, equipment, historical research, and projects) related to the business of shipwreck exploration and excavation.

SHIPWRECK SEARCH AND RECOVERY TECHNOLOGY

     Admiralty has designed and developed a proprietary detection technology, which it calls ATLIS, to locate, quantify and differentiate among precious metals in a marine environment. To assist in enhancing the functionality of the ATLIS technology, Admiralty has an association with a university-affiliated scientific expert in the field of remote-sensing. Admiralty has completed the initial testing phase of its technology (in the laboratory and in the ocean) and is now commencing to build the first ATLIS field units for use in shipwreck search and recovery operations. Admiralty has filed for domestic patent protection for its ATLIS technology and is preparing to file for international patent protection. Admiralty has also contracted with NASA and Sandia National Laboratories, the largest and one of the most highly respected of the United States Government Laboratories, to advise it with respect to remote-sensing technologies. Admiralty intends to maintain an active research and development program dedicated to the design and development of additional proprietary marine detection technologies and devices for use in historic shipwreck search and recovery operations.

     The ATLIS technology, by enabling the Company to pinpoint the location of valuable cargoes of historic shipwrecks, will allow the Company to restrict its recovery activities to a relatively confined area, thereby significantly mitigating the severe and often irreparable environmental damage resulting from the widespread excavation that is typically necessitated by conventional marine search and recovery operations. It was largely this serious environmental damage that led many nations to cease issuing permits many years ago to commercial marine salvage operators and the so-called "treasure hunters". Mainly due to its ability to conduct its search and recovery operations without wreaking havoc on the marine environment, the Company was able to convince the Government of Jamaica to reconsider its longstanding moratorium on marine permits and grant to Admiralty a license to search for and recover valuable cargoes from historic shipwrecks situated in Jamaican territorial waters. Admiralty expects that other countries will be similarly receptive to the advantages and attributes of the ATLIS technology and therefore will favorably entertain applications by Admiralty for shipwreck search and recovery permits in their territorial waters.

     Admiralty recently enhanced the marine search capabilities associated with its ATLIS technology by being able to acquire fly-over remote-sensing analysis in permitted areas to detect anomalies which may indicate the presence of historical shipwrecks. The use of fly-over surveys could substantially reduce the time required to locate metal-bearing anomalies in the search area. The ATLIS technology could then be deployed to study in detail those anomalies which correlate with Admiralty's historic research and determine whether recovery efforts are warranted.

SHIPWRECK SEARCH AND RECOVERY PERMITS

     Admiralty holds an exclusive permit from the Government of Jamaica (the first such permit issued in more than 18 years) to conduct search and recovery operations on the Pedro Banks in Jamaica's territorial waters. This area is believed to be one of the richest in the world for shipwrecks from the Spanish flotillas carrying gold and silver bars and coins, gemstones and artifacts from Latin America (then known as the "New World") to the Spanish Empire. Admiralty has recently entered into an agreement with Argosy International to form International

Recovery Group, LLC, a Nevis, British West Indies, limited liability company ("IRG"), to conduct search and recovery operations in Jamaica and other jurisdictions. Argosy has worked with RMS Titanic, Inc. to recover artifacts from the wreck of the famous ocean liner. IRG will use Argosy's state-of-the-art research vessel in operations on the Pedro Banks. Since entering into the joint venture, Argosy has formed Titanic Explorations Ltd. and assigned its interest in IRG to that company.

     Admiralty has also negotiated the key terms and conditions of a marine exploration and excavation permit from the Government of Mexico, which Admiralty believes will be issued upon completion of certain archaeological work now underway. Admiralty has also engaged in preliminary discussions regarding shipwreck search and recovery permits and licenses from several other governments and plans to vigorously pursue these discussions during 2002.

SHIPWRECK RESEARCH

     In addition to its efforts directed to the acquisition of permits, Admiralty has identified and continues to identify potential search sites through its research into historical records which document the existence and often general location of wrecks in the target search areas, and, in some instances, describe the salvage efforts, if any, that may have been undertaken after the wreck occurred. Such research also provides an indication of the value of the shipwreck since a detailed manifest (i.e., list and description of the items being transported) was prepared for each ship.

STRATEGIC ALLIANCES

     Admiralty has also developed strategic alliances with academic experts in the field of marine or nautical archaeology, such as the Center for Maritime & Underwater Resource Management, a non-profit corporation initially established as an outreach program of Michigan State University. The Center assisted Admiralty in the preparation of its archaeological recovery plan for Jamaica and is working with Admiralty in the preparation of a preliminary study of shipwreck sites in the territorial waters of Mexico.

POTENTIAL REVENUE SOURCES

     Admiralty intends to generate revenues from five principal sources: sale of cargo and trade items, sale of merchandise, income from exhibitions, corporate sponsorship fees and sale and licensing of intellectual property rights.

     Cargo and trade items or goods refer to those found on a shipwreck that do not have cultural significance. A primary example is gold and silver bullion, which Admiralty should be able to sell relatively quickly on the world market. Certain items, such as coins, may be sold at public auction or through private sale to known collectors.

     Merchandise sales may come from items such as artifact replicas (some of which may be items of jewelry), trademarked or logo items, videotapes, books and other products.

Merchandise may be sold through retail outlets, over the Internet, in association with exhibits, and through direct marketing, including catalogues, home shopping and infomercials.

     Income may also be generated from exhibiting artifacts and selling merchandise to those who attend the exhibitions. Exhibitions could range from permanent exhibits located in major tourist centers to traveling exhibits, such as the touring exhibit of items recovered from the RMS Titanic.

     Corporate or institutional sponsorships, some of which have already been discussed between the Company and interested parties, will generate fees and expense-sharing arrangements by allowing certain companies or products to participate in the media exposure and promotional opportunities resulting from Admiralty projects, from search and recovery through exhibit or sale of artifacts.

     Revenues from intellectual property rights are anticipated to consist primarily of fees and payments to Admiralty from the sale and licensing of media rights (television, film, book, video, and photography) associated with its projects. There is a significant and growing demand for content (programming), a result in part of the large number of digital television channels.

MISSION AND IMMEDIATE GOAL

     Admiralty's mission is to use its proprietary detection technology, in partnership with governments, marine archaeologists and other respected shipwreck specialists, to become the world leader in the location and recovery of historic shipwrecks. Its immediate goal is to transform the pursuit of valuable cargoes lost at sea from today's generally unpredictable, many times disreputable, frequently unprofitable and often environmentally destructive operation into a business that is consistently profitable, predictable, reputable and environmentally acceptable.

COMPETITION

     There are many companies that are engaged in the pursuit of historic shipwrecks and thus could be considered competitors of Admiralty. Most, however, are single-project entities and many engage in the business only on a part-time basis or consider it more of a hobby than a profession. Furthermore, search and recovery permits like the one Admiralty holds from the Government of Jamaica, typically grant exclusive rights to the permit-holder for operations in the permitted area. Such agreements would thus preclude competitors from conducting competing activities in the permitted territory.

GOVERNMENTAL REGULATION

     The Company intends to engage in operations in areas which require permits or licenses from domestic and foreign governments. Permits are necessary to implement the Company's plan of operations. Additionally, marine exploration and recovery permits typically require the permit holder to follow certain specified procedures in connection with its search and recovery operations. In the event the Company receives a permit, but fails to follow such procedures and adhere to such restrictions, the permit can be terminated or revoked.

     Furthermore, the Company may be subject to expropriation of valuable historic shipwreck sites located by it, although the Company intends to use its best efforts to protect itself against potential losses which could result from expropriation activities. A number of international organizations, such as the United Nations Educational, Scientific & Cultural Organization ("UNESCO") and certain environmental groups, are opposed to fundamental aspects of the commercial recovery of historic shipwrecks (those 100 years old or older) and are encouraging the nations of the world to place severe restrictions on or prohibit outright the commercial exploitation of historic shipwreck sites. In particular, UNESCO is currently considering an initiative known as the Convention on the Protection of Underwater Cultural Heritage. If adopted, it would restrict access to historical shipwrecks around the world to the extent it would require compliance with certain guidelines. These guidelines require adherence to strict archaeological practices, and the Company intends to follow these guidelines, for the most part, in projects to which they are applicable. The rules are still in draft form, but the rule which may be most problematic to the Company is the requirement that underwater cultural heritage may not be sold. However, the Company believes that the primary value of the cargoes it seeks is trade goods (such as coins, bullion and gems), and the Company does not believe these items constitute artifacts of cultural significance. Nevertheless, the Company believes that the proposed convention, if adopted, could increase regulation of shipwreck recovery operations and could result in higher costs.

     Management does not believe that the Convention will be adopted as presented, however, because the United States, Great Britain, and several other critical nations have voiced their opposition to any Convention which would prevent legitimate private sector access to shipwrecks. In addition, several organizations, including the Maritime Law Association, Historic Shipwreck Salvors Professional Association and the Professional Shipwreck Explorers Association are actively engaged in promoting the role of legitimate commercial access to shipwrecks.

     A recent development which may also pose a risk to the Company's planned business activities is the claim by the Government of Spain that it has not abandoned and therefore still has possessory rights to historic Spanish shipwrecks. The Government of Spain recently litigated such a claim in a federal district court in the United States regarding the JUNO shipwreck and prevailed. The claim of the Spanish government was supported by the United States Parks Department. Certain other countries whose waters contain Spanish shipwrecks have indicated they do not and will not accept such a claim by the Spanish Government and will contest any such claim vigorously.

EMPLOYEES

     The Company has three full-time employees. In addition, the Company has many consultants who perform scientific, legal, archaeological, shipwreck research, permitting and licensing, public and investor relations, financial and business, and other services.

RISK FACTORS

     Investors in shares of the Company's Common Stock should consider carefully the following risk factors, in addition to other information in this Annual
Report:

Special Risk Associated with the Business of Historic Shipwreck Search and Recovery

     Historic shipwreck search and recovery, even with the ATLIS technology developed by Admiralty, is extremely speculative and involves a high degree of risk. Certain shipwrecks thought to contain valuable cargoes and artifacts already may have been partially or fully excavated or may not have had any items of value on board at the time of sinking. Furthermore, even if objects of believed value are located and recovered, there is the possibility that others, including both private parties and governmental entities, asserting conflicting claims, may challenge the Company's rights to the recovered objects. Additionally, natural hazards may render historic shipwreck search and recovery difficult or impossible. Conditions such as bad weather, strong currents, deep water, dangerous reefs and other unanticipated conditions may severely hinder the Company's operations. Moreover, recovery operations are typically very expensive. Finally, even if the Company is successful in locating and retrieving objects from a shipwreck and establishing good title thereto, there can be no assurance as to the value that such objects will bring at their sale, as the market for such objects is uncertain.

Development of Technology

     Admiralty has conducted only one ocean test of its ATLIS technology, which, although successful, was quite rudimentary in nature. There is no assurance that the Company will successfully produce a detection device which will function satisfactorily in actual historic shipwreck exploration and excavation operations so as to permit the Company to become commercially viable in such operations. The Company has previously encountered difficulties, largely brought about by insufficient funding, in its ATLIS technology development and production programs and there is no assurance that the Company will not encounter similar or other difficulties in its future technology development and production programs that could delay or even preclude the successful deployment of its detection technology in historic shipwreck search and recovery operations.

Possible Technological Advances

     In the future, innovation and technological advances in the historic shipwreck search and recovery industry could result in technology with detection capabilities equal or superior to the detection technology developed by the Company. Such developments could make the Company's technology less attractive and less competitive or even obsolete.

Competition

     The Company will operate in a competitive and rapidly changing environment and will compete against a variety of companies, some of which may have superior experience and financial resources. There can be no assurance that the Company will be able to compete successfully against its competitors for exclusive permits to engage in historic shipwreck search and recovery operations in every offshore area identified as prime historic shipwreck prospects.

Domestic, Foreign and Other Title Claims and Marine Recovery Rights

     Historic shipwreck sites and recoveries from such sites may be subject to the competing claims of other shipwreck recovery companies and state, federal and foreign governments. Lengthy and costly legal proceedings may be required to protect or establish any ownership or recovery rights. The Company intends to attempt to mitigate these risks by following established nautical archaeological protocols and strictly adhering to the requisite legal dictates in securing and operating under marine exploration and recovery permits and licenses. However, there can be no assurance that the Company's efforts to reduce these risks will be successful.

Risks Associated with Marine Search and Recovery Contracts with Governments; International Opposition to Commercial Historic shipwreck Recovery; Claims by Spain

     The Company intends to engage in operations in areas which require permits or licenses from domestic and foreign governments. Admiralty has applied for several marine search and recovery permits, but to date its only license has been issued by the Government of Jamaica. Permits are necessary to implement the Company's plan of operations. Additionally, marine exploration and recovery permits typically require the permit holder to follow certain specified procedures in connection with its search and recovery operations. In the event the Company receives a permit, but fails to follow such procedures and adhere to such restrictions, the permit can be terminated or revoked.

     Furthermore, the Company may be subject to the risk of expropriation of valuable historic shipwreck sites located by it, although the Company intends to use its best efforts to protect itself against potential losses which could result from expropriation activities. A number of international organizations, such as the United Nations Educational, Scientific & Cultural Organization ("UNESCO") and certain environmental groups, are opposed to fundamental aspects of the commercial recovery of historic shipwrecks (those 100 years old or older) and are encouraging the nations of the world to place severe restrictions on or prohibit outright the commercial exploitation of historic shipwreck sites. In particular, UNESCO is currently considering an initiative known as the Convention on the Protection of Underwater Cultural Heritage. If adopted, it would restrict access to historical shipwrecks around the world to the extent it would require compliance with certain guidelines. These guidelines require adherence to strict archaeological practices, and the Company intends to follow these guidelines, for the most part, in projects to which they are applicable. The rules are still in draft form, but the rule which may be most problematic to the Company is the requirement that underwater cultural heritage may not be sold. However, the Company believes that the primary value of the cargoes it seeks is trade goods (such as coins, bullion and gems), and the Company does not believe these items constitute artifacts of cultural significance. Nevertheless, the Company believes that the proposed convention, if adopted, could increase regulation of shipwreck recovery operations and could result in higher costs.

     Management does not believe that the Convention will be adopted as presented, however, because the United States, Great Britain, and several other critical nations have voiced their opposition to any Convention which would prevent legitimate private sector access to shipwrecks. In addition, several organizations, including the Maritime Law Association, Historic Shipwreck Salvors Professional Association and the Professional Shipwreck Explorers Association are actively engaged in promoting the role of legitimate commercial access to shipwrecks.

     A recent development which may also pose a risk to the Company's planned business activities is the claim by the Government of Spain that it has not abandoned and therefore still has possessory rights to historic Spanish shipwrecks. The Government of Spain recently litigated such a claim in a federal district court in the United States regarding the JUNO shipwreck and prevailed. The claim of the Spanish government was supported by the United States Parks Department. Certain other countries whose waters contain Spanish shipwrecks have indicated they do not and will not accept such a claim by the Spanish Government and will contest any such claim vigorously.

Possible Equipment Failure

     Underwater recovery operations are inherently difficult and dangerous and may be delayed or adversely affected by equipment failures. Search and/or recovery activities in most permitted or licensed territories can only be conducted (due to weather and other seasonal factors) during a limited time each year. In the event search and/or recovery efforts are delayed by equipment failures, they may be postponed until equipment is repaired. Such delays would reduce the time available to locate and/or recover the wrecks and thus reduce the opportunity to locate and recover valuable artifacts.

Market Uncertainty for Recovered Cargo

     The Company intends to locate and recover precious metals (gold and silver), coins and bars, gemstones and items of historical and archaeological value in a marine environment. The precious metals market is subject to wide fluctuations in value and has been highly volatile in recent years. Thus, no assurances can be given that if the Company recovers any precious metals, it will occur at a time when the market is favorable to sellers. At currently depressed silver prices, it would be highly unlikely that the Company would be able to generate a profit solely through the sale of silver bullion obtained through the melting of recovered silver coins or bars. Therefore, silver coins and bars would have value only to the extent of their numismatic significance and potential for use in the jewelry and novelty markets. While gold coins and bars tend to contain significantly higher bullion values than those of silver objects, there is no assurance that such values will be adequate to provide a significant profit. Therefore, the Company intends to market gold items for numismatic and investment values as well. However, there can be no assurance that numismatic or investment values can be obtained at significantly higher rates than bullion values and, in any event, the multiple of numismatic to bullion values for gold artifacts is likely to be significantly lower than the multiple for silver artifacts. The market for historical or numismatic objects may be adversely affected if a large supply of such items are offered for sale at or about the same time. There is no assurance that such a market will exist at the time the Company salvages such items, if at all, or that then existing prices will be sufficient for the Company to realize any significant value for such objects. Thus, it may take an extended period of time before adequate value is realized, if at all, on any artifacts which the Company may recover.

Environmental and Archaeological Risks

     The effect of the Company's underwater search and recovery operations on the surrounding environment cannot currently be fully assessed. Due to the recent increased opposition to commercial historic shipwreck salvage by certain environmental groups and international organizations, such as UNESCO, it is possible that such groups and organizations may, in certain areas, attempt to adversely influence a government with regard to the Company's search and recovery operations on the grounds that they are harmful to the environment. In such event, the Company's search and recovery operations could be delayed or even prohibited, and the Company could be required to expend funds to contest such claims, which funds would normally be applied to the Company's operations. Management does not believe the Company's operations will be harmful to the environment and will vigorously defend any such claim should an action be instituted. Moreover, Management intends to conduct its recovery operations in accordance with the standards of established nautical archaeology. No assurance can be given, however, that operations of the Company will not, on occasion, violate applicable environmental regulations or elements of nautical archaeological protocols.

Protection of Salvage Sites

     Although the Company anticipates having exclusive contracts to search for and recover historic shipwreck shipwrecks in permitted or licensed territories, it is possible that unauthorized persons may attempt to search for artifacts in such areas or to take artifacts recovered by the Company from the Company. The Company will be partially dependent upon the appropriate government with jurisdiction to bar unauthorized divers from such areas and to protect the Company from pirating. Additionally, the Company will utilize an expert security force on each recovery site to help the Company maintain the security of the sites and operations on such sites. However, no assurance can be given that such efforts will be successful and that unauthorized divers will engage in recovery activities in the Company's licensed domain.

Insurance Risks

     The Company plans to purchase general insurance against liabilities that could occur. Such liabilities, common to the marine salvage industry, could include loss of life, accidents, loss of ships and equipment, and other similar dangers. The Company cannot guarantee its ability to obtain adequate insurance coverage. Accordingly, if one or more substantial claims in excess of insurance coverage against the Company were to be successfully sustained, the Company's financial condition and future prospects could be materially adversely affected. Any historic shipwreck which the Company may recover will be insured when, in management's judgment, it is necessary to do so. No assurance can be given that an affordable premium will be sufficient to obtain coverage for the full value of any historic shipwreck items.

Government Regulation

     The Company will be subject to a wide range of governmental regulations promulgated by various local, state, federal and foreign government agencies with respect to the Company's proposed business, including regulations which govern the search for and ownership of abandoned shipwrecks, as well as environmental and ecological regulations. The regulations controlling the Company's activities will depend upon the location of any particular search and recovery venture in which it may engage. Accordingly, the Company may be prevented from operating in a particular area in which it seeks to conduct activities because of its inability to comply with the applicable regulations imposed by the governing body of such area. Additionally, laws governing historic shipwrecks (those more than 100 years old) are somewhat indefinite and are the subject of several pending lawsuits.

Intellectual Property Rights

     The Company does not presently have a patent covering the ATLIS technology; however, it has filed for a provisional domestic patent and has filed for international patent protection. Nevertheless, there is no assurance that the Company's applications will result in the issuance of patents. The Company intends to preserve the secrecy of its technology by: (i) building into ATLIS equipment tamper-proof elements, (ii) permitting the actual operation of Admiralty's equipment units utilizing ATLIS technology only by certain key employees of the Company, (iii) revealing the critical information necessary to construct and operate ATLIS equipment only to a few key employees of Admiralty, and (iv) engaging a seasoned security force to handle all security matters. The Company can give no assurance that other companies will not be successful in developing technology-using processes similar to those developed by the Company.

Need for Additional Capital; Going Concern Qualification in Auditor's Report

     Until the Company begins to generate revenue from the sale of recovered items, it will need additional capital in order to conduct the search, recovery and marketing phases of its projects, continue its technology research, development and application activities, and continue to operate. There is no assurance such capital will be available as and when needed or such capital may be available only on onerous terms and conditions. As noted in the auditor's report included in Item 7 of this Annual Report, this lack of capital raises substantial doubt as to the Company's ability to continue as a going concern.

Public Market for the Company's Common Stock

     Although there is a limited market for the Company's Common Stock, there can be no assurance that such a market can be sustained. The investment community, which is often fickle, could show little or no future interest in the Company. As a result, purchasers of the Company's Common Stock may have difficulty in selling such securities if and when they desire to do so. Furthermore, many investors are reluctant to trade in OTC Bulletin Board stocks.

Difficulty in Trading "Penny Stocks".

     The Company's securities may be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers (as defined in the rule) and accredited investors (generally, institutions and, for individuals, an investor with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with such investor's spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the purchase. Consequently, certain brokers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for shareholders to resell the Company's Common Stock in the open market.

Forward-Looking Statements and Associated Risk

     Management believes that this Annual Report contains forward-looking statements, including statements regarding, among other items, the Company's future plans and growth strategies, and anticipated trends in the industry in which the Company operates. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results may well differ materially from these forward-looking statements as a result of the factors described herein, including, among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company maintains its offices at The Lenox Building, 3399 Peachtree Road, N.E. #810, Atlanta, Georgia 30326. The offices consist of approximately 3,833square feet of office space that the Company leases from a non-affiliated entity. The lease commenced on July 1, 1997 and expires June 30, 2002. The approximate yearly rental is as follows: 2001--$105,666, 2002--$117,492.

ITEM 3.  LEGAL PROCEEDINGS.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

(a)      PRINCIPAL MARKET OR MARKETS.

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "RUBM." The following table sets forth the range for the high and low bid quotations for the Company's securities as reported by the OTC Bulletin Board. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

                                 FISCAL 2000                  FISCAL 2001
                            --------------------          ------------------
             PERIOD          HIGH           LOW            HIGH         LOW
             ------          ----           ---            ----         ---

         1ST QUARTER        $1.20          $0.05          $0.48        $0.38
         2ND QUARTER        $0.50          $0.05          $2.75        $0.30
         3RD QUARTER        $1.06          $0.25          $1.90        $0.40
         4TH QUARTER        $0.38          $0.38          $0.50        $0.08


     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

          The number of record holders of the Company's Common Stock at February 28, 2002 was approximately 2,550. This does not include shareholders that hold their stock in street name with broker-dealers.

     (c) DIVIDENDS.

          Holders of the Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and none are anticipated in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES.

          Securities sold during the period ending May 31, 2000, prior to the merger of Admiralty into the Company are herein incorporated by reference to Form 8-K filed by the Company on August 2, 2000.

          During the fiscal year ending on December 31, 2000, 329,035 unregistered shares of common stock were sold to 17 different individuals for a total cash consideration of $452,668, with a per share price range of $1.50 to $3.00. The total investment transaction per individual ranged from $3,400 to $53,000. Additionally, $241,000 was provided by 12 individuals through 14 notes being issued for less than one year with an average 9% interest. Most of these notes plus interest were later converted to common stock. Warrants to purchase 287,964 shares of common stock were also issued to 23 individuals, primarily the note holders and to the purchasers of the common stock, exercisable at prices ranging between $1.50 to $3.00 per share

          Securities issued during the fiscal year ending on December 31, 2001, consisted of 465,933 unregistered shares of common stock to 37 individuals for a total cash consideration of $363,750, with a per share price range $1.00 to $1.50. The individual total investment amount ranged from $2,000 to $50,000 per transaction. Also, $88,688 in cash was raised through the sale of 177,376 five-year warrants to purchase 177,376 shares of common stock, exercisable at $1.00 per share. Four individuals paid $0.50 each for the warrants with individual investment amounts ranging from $8,688 to $50,000.

          All the above-mentioned securities were issued in reliance on the transactional exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company did not pay any commissions in connection with the offer and sale of these securities.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

     Ruby Mining Company (the "Company"), together with its wholly owned subsidiary, Admiralty Corporation ("Admiralty"), is a development stage company and has not had revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the year ended December 31, 2001 through the issuance of common stock, warrants, options, and short-term interest bearing advances. In addition, employees of the entity have partially deferred payments of compensation to provide liquidity for the company.

     Additionally, subsequent to year end December 31, 2001, the Company jointly formed a limited liability company ("LLC"), to which the Company contributed, as capital, the use of by the LLC for the period of the operating agreement of the LLC, the Company's exclusive permit from the Government of Jamaica to conduct search and recovery operations on the Pedro Banks of Jamaica, while the other party to the LLC contributed and will contribute a specified sum of cash. Furthermore, the operating agreement of the LLC includes a licensing agreement between the LLC and the Company for the ATLIS technology, for which the Company will receive from the LLC approximately $1 million during the next 12 months. The Company expects to utilize this cash received to support the Company's liquidity requirements for 2002, however, the Company may need to raise additional liquidity through the issuance of equity instruments or notes.

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

     The Company had no revenue from operations during the year ended December 31, 2001 or the year ended December 31, 2000. During the quarter ended June 30, 2001, the Company completed a reorganization in which the Company acquired all the outstanding shares of stock of Admiralty Corporation in exchange for stock of the Company. The transaction is more fully explained in a Form 8-K filed by the Company on June 11, 2001. The reorganization was accounted for as a reverse-merger with Admiralty being the accounting acquirer. Admiralty is now a wholly owned subsidiary of the Company. The primary business of Admiralty, and now that of the Company, is engaging in the business of exploration and salvage of historic shipwrecks, primarily those from the 1500s, 1600s, and 1700s.

     For the year ended December 31, 2001, the Company incurred a net loss of $2,172,985, compared to a net loss of $1,300,940 for the year ended December 31, 2000. During the third quarter of 2001, the Company entered into consulting agreements with various consultants, and issued as compensation to the consultants 1,610,000 shares of common stock of the Company.

These shares were issued by the Company during the third quarter of 2001, at a gross compensation amount of $1,610,000. During the fourth quarter of 2001, in evaluating the fair value of the Company's stock issued to the consultants during the third quarter, the Company adjusted the compensation amount by $1,215,550, to a total of $394,450. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue the cargoes of historic shipwrecks.

     For the year ended December 31, 2001, compensation costs and depreciation and amortization were comparable to the year ended December 31, 2000. Professional fees were $582,355 for the year ended December 31, 2001, an increase of $422,481 from $159,874 for the year ended December 31, 2000. This increase is the result of the Company issuing 1,610,000 shares of the Company's stock to various consultants as payment for services. The Company valued these services at $.245 per share and recorded the expense for the 1,610,000 shares in the third quarter of 2001. See Forms S-8 filed by the Company related to these issuances for further information. General and administrative costs for the year ended December 31, 2001 were $678,892, an increase of $417,337 from the year ended December 31, 2000. This increase was primarily the result of a $325,000 share-exchange fee related to the reorganization of the Company. This fee was incurred by the Company and charged to operating expenses during the three months ended June 30, 2001. As in the prior year, the Company had no significant research and development expenses, due to the limited amount of cash with which to perform such activities.

ITEM 7.  FINANCIAL STATEMENTS.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'

Ruby Mining Company
Atlanta, Georgia

We have audited the accompanying balance sheets of Ruby Mining Company and Subsidiary (A Development Stage Enterprise) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended, and the inception period from January 1, 1998 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The period from inception to December 31, 1997 was audited by other auditors who expressed an unqualified opinion on that presentation period.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ruby Mining Company and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the inception period from January 1, 1998 to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will require substantial additional funds to sustain research and development and commence and continue operating activities until such time as the Company can generate positive cash flows from operations. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans to raise additional funds and begin operations are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     /s/ Cherry, Bekaert, & Holland L.L.P.

Atlanta, Georgia
March 28, 2002

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                           December 31, 2001 and 2000

                                     Assets

                                                                              2001              2000
                                                                          ------------      ------------
Current Assets
    Cash in bank                                                          $        728      $        736
    Expense receivables                                                        236,354           168,352
    Other current assets                                                         9,368             9,368
                                                                          ------------      ------------

           TOTAL CURRENT ASSETS                                                246,450           178,456



Furniture, fixtures, computer equipment and leasehold
improvements, less accumulated depreciation of $123,270 and $103,008,
repectively                                                                     25,906            46,169
Other assets                                                                    35,295            48,214
                                                                          ------------      ------------

           TOTAL ASSETS                                                   $    307,651      $    272,839
                                                                          ============      ============



                      Liabilities and Stockholders' Deficit
LIABILITIES
Current liabilities
    Accounts payable                                                      $    753,173      $    484,045
     Accrued compensation and consulting fees                                  549,625           449,124
    Short-term advances                                                        202,500              --
                                                                          ------------      ------------

           TOTAL CURRENT LIABILITIES                                         1,505,298           933,169


Nonconvertible debentures, net of unamortized discount of $2,091,676
and $2,383,871, respectively                                                 2,908,324         2,616,129
Interest payable                                                             1,647,544         1,255,557
                                                                          ------------      ------------

           TOTAL LIABILITIES                                                 6,061,166         4,804,855
                                                                          ------------      ------------

Stockholders' Deficit

    Common stock; $.001 par value, 100,000,000 shares
      authorized; 22,066,248 and 19,940,315 shares issued
      and outstanding at December 31, 2001 and 2000
      respectively                                                              22,066            19,940
    Additional paid-in capital                                               6,070,970         5,121,610
    Development stage deficit                                              (11,846,551)       (9,673,566)
                                                                          ------------      ------------

         Total stockholders' deficit                                        (5,753,515)       (4,532,016)
                                                                          ------------      ------------

         Total liabilities and stockholders' deficit                      $    307,651      $    272,839
                                                                          ============      ============



The accompanying notes are an integral part of these financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
       Since inception and for the years ended December 31, 2001, and 2000

                                           Inception to
                                               2001              2001               2000
                                           ------------      ------------      ------------
Operating expenses
    Compensation and employee benefits     $  2,611,807      $    199,737      $    230,500
    Research and development                  1,440,423            10,000              --
    General and administrative                2,910,504           678,892           261,555
    Depreciation and amortization               124,489            20,262            26,857
    Professional fees                         2,412,497           582,355           159,874
                                           ------------      ------------      ------------

         Operating loss                       9,499,720         1,491,246           678,786

    Other (income) expenses                    (489,212)           (4,792)           (8,354)
    Interest expense                          2,836,043           686,531           630,508
                                           ------------      ------------      ------------

         Net loss                          $ 11,846,551      $  2,172,985      $  1,300,940
                                           ============      ============      ============

         Loss per basic and diluted share                    $       0.11      $       0.07
                                                             ============      ============


























The accompanying notes are an integral part of these financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
       Since inception and for the years ended December 31, 2001 and 2000

                                                        Inception to
                                                            2001               2001              2000
                                                        -------------     -------------     -------------
Operating activities
    Net loss                                            $(11,846,551)     $ (2,172,985)     $ (1,300,940)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
        Depreciation and amortization                        123,271            20,263            26,856
        Discount Amortization                              1,004,182           292,195           262,840
        Stock issued for professional services               424,450           424,450              --
        Increase (decrease) in accounts
           Payable                                           753,173           269,128            42,213
        Increase in interest payable                       1,647,544           391,987           364,806
        Other, net                                           336,610           113,420           121,112
                                                        ------------      ------------      ------------

        NET CASH USED IN OPERATING ACTIVITIES             (7,557,321)         (661,542)         (483,113)
                                                        ------------      ------------      ------------

Investing activities
    Advances under expense receivable                       (135,943)          (68,002)           (4,147)
    Purchases of furniture, fixtures and computer
        Equipment                                           (149,177)             --                --
                                                        ------------      ------------      ------------

        NET CASH USED IN INVESTING ACTIVITIES               (285,120)          (68,002)           (4,147)
                                                        ------------      ------------      ------------


Financing activities
    Issuance of common stock                               5,736,527           527,036           452,655
     Short-term advances                                     202,500           202,500              --
    Issuance of non-convertible debentures                 1,904,142              --                --
                                                        ------------      ------------      ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES          7,843,169           729,536           452,655
                                                        ------------      ------------      ------------


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    728                (8)          (34,605)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF PERIOD                                                     --                 736            35,341
                                                        ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD          $        728      $        728      $        736
                                                        ============      ============      ============




The accompanying notes are an integral part of these financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
       Since Inception and for the years ended December 31, 2001 and 2000

                                                                                                   Development         Total
                                                     Common Stock                  Paid-in            Stage         Stockholders'
                                               Shares            Amount            Capital           Deficit           Deficit
                                            -------------     -------------     -------------    ----------------   -------------

Balance at April 15, 1988                           --        $       --        $       --        $       --        $       --

    Stock effect of reverse merger             2,230,000             2,230              --                --               2,230
    Issuance of common stock                  17,385,080            17,385         4,737,221              --           4,754,606
    Net loss                                        --                --                --          (8,372,626)       (8,372,626)
    Stock record adjustment                       (3,800)               (4)                4              --                --
    Capital adjustment                              --                --             (67,941)             --             (67,941)
                                            ------------      ------------      ------------      ------------      ------------

Balance as of December 31, 1999               19,611,280            19,611         4,669,284        (8,372,626)       (3,683,731)

    Issuance of common stock                     329,035               329           452,326              --             452,655
    Net loss                                        --                --                --          (1,300,940)       (1,300,940)
                                            ------------      ------------      ------------      ------------      ------------

Balance as of December 31, 2000               19,940,315            19,940         5,121,610        (9,673,566)       (4,532,016)

    Issuance of common stock                   2,225,933             2,226           860,672              --             862,898
    Issuance of warrants                            --                --              88,688              --              88,688
    Stock record adjustment                     (100,000)             (100)             --                --                (100)
    Net loss                                        --                --          (2,172,985)       (2,172,985)
                                            ------------      ------------      ------------      ------------      ------------

Balance as of December 31, 2001               22,066,248      $     22,066      $  6,070,970      $(11,846,551)     $ (5,753,515)
                                            ============      ============      ============      ============      ============


Schedule of Issuance
             Date               # of Shares                         Consideration Received
     ----------------------     -------------       ----------------------------------------------------
           Various                 360,500          Cash of $1 and $1.50 per share totaling $363,750
        March 9, 2001               90,360          Non-cash, conversion of notes payable, equivalent to
                                                    $.50 per share
         May 25, 2001               15,073          Non-cash, stock for invoice payment equivalent to $1
                                                    per share
       August 21, 2001             445,000          Non-cash, payment of consulting fees, equivalent to
                                                    $.245 per share
      September 20, 2001          1,165,00          Non-cash, payment of consulting fees, equivalent to
                                                    $.245 per share
      November 20, 2001            150,000          Non-cash, payment of consulting fees, equivalent to
                                                    $.20 per share

The accompanying notes are an integral part of these financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          Notes to Financial Statements
                           December 31, 2001 and 2000



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Ruby Mining Company (the "Company"), and its wholly-owned subsidiary, Admiralty Corporation, are a development stage company. The Company's primary offices are located in Atlanta, Georgia. During the second quarter of 2001, the Company completed a reorganization, in which the Company acquired all of the outstanding shares of stock of Admiralty Corporation in exchange for stock of the Company. The reorganization was accounted for as a reverse-merger, with Admiralty being the accounting acquirer. The historical financial statements of the Company have been retroactively restated to present the reverse-merger as if it occurred as of the earliest period presented in the accompanying financial statements. The earnings (loss) per share presentation has also been restated to account for the reverse-merger. Admiralty is now a wholly owned subsidiary of the Company. The primary business of Admiralty is now that of the Company.

         Admiralty Corporation was incorporated in the State of Georgia in 1988. Since inception, Admiralty has undertaken to fund and conduct research to develop a remote sensing nonferrous metal detection device referred to by Admiralty as ATLIS(TM). Upon completion of research, development and testing, the Company intends to use the device to locate, identify, and quantify gold and silver bullion, coins, and artifacts located on and beneath the ocean floor. The Company believes that much of these artifacts are located in waters governed by foreign countries. Accordingly, the Company is developing relationships with these countries to permit the Company to seek historical shipwreck sites in these waters.

         The Company is a development stage enterprise and is primarily funding and conducting research to develop ATLIS. As of the Company's current year-end, the Company does not have sufficient funds to complete development of the ATLIS technology, fund administrative expenses and conduct initial explorations which may result in revenues. Management believes that sufficient capital to continue research, development and operating activities can be obtained through private and public placements of equity and debt securities. Management recognizes that additional capital will be needed to continue research, development and operations and is working with various financial advisors to facilitate private placements and a public offering of the Company's common stock in 2002 and beyond. In addition, the Company is considering opportunities for partnering or forming alliances with other exploration companies. The success of the Company is dependent upon management's ability to implement this plan.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2001 and 2000

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES-CONTINUED

         NATURE OF BUSINESS -CONTINUED

         Subsequent to December 31, 2001, the Company jointly formed a limited liability company ("LLC") with another exploration company, in which the companies will jointly pursue certain identified exploration opportunities. As part of the operating agreement of the LLC, the Company will receive an initial license fee of $1.0 million for use of the ATLIS technology by the LLC.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         METHOD OF ACCOUNTING

         The accompanying financial statements have been prepared on the accrual basis of accounting. Under the accrual method, revenues are recognized when earned and expenses are recognized when the related goods or services are received.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

         CASH IN BANK

         Cash in bank consists of demand deposits and cash equivalents. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

         FURNITURE, FIXTURES AND COMPUTER EQUIPMENT

         Furniture, fixtures, computer equipment, and telephone equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the lessor of the estimated useful life of the asset or the lease term.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2001 and 2000


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         INCOME TAXES

         The Company accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standard No. 109. Under the asset and liability approach deferred tax assets and liabilities are recognized for the future tax benefit and expense which is expected to arise from differences between asset and liability amounts reported for financial statement and tax purposes.

         Tax assets are also recognized for net operating loss and tax credit carryforwards, however, recognition of such assets is subject to limitations based on the probability that the carryforwards will be utilized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         RESEARCH AND DEVELOPMENT

         The Company's research and development expenses represent payments and amounts due to Larsen Laboratory for development of the ATLIS nonferrous metal detection device. Larsen Laboratory is solely owned by a stockholder and director of the Company. At December 31, 2001 and 2000, amounts payable to Larsen Laboratory for these services were $85,000 and $85,000, respectively.

         The Company expenses research and development costs, including the cost of materials used in preoperating prototypes, when incurred.

         FINANCIAL INSTRUMENTS

         Financial instruments include cash in bank, accounts payable, accrued compensation and consulting fees, non-convertible debentures and interest payable. These amounts are recorded at historical cost basis, which approximates fair value.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2001 and 2000

NOTE 2 - NONCONVERTIBLE DEBENTURES

         In 1996, the Company issued a senior nonconvertible 6% debenture to an Austrian bank in the amount of $2,000,000 and a substantially identical junior nonconvertible 6% debenture in the amount of $500,000 to the financial organization which identified the Austrian Bank as a potential investor in the Company. In 1997, the Company issued identical senior and junior debentures. Total net proceeds from the issuance of the debentures was $1,760,000. The excess of the $5,000,000 aggregate value of the debentures over the $1,760,000 of proceeds represents a discount on the debenture and fees charged by the parties for the investment. This discount and the related fees are being amortized over the life of the debentures. At December 31, 2001 and 2000 the unamortized discount and fees were $2,091,676 and $2,383,871. The approximate effective interest rate of the debentures is 12%.

         The debentures and interest are due and payable on September 30, 2006 and August 22, 2007, with $2.5 million plus accrued interest due on each date to the extent payment has not been made by the Company previously. The lender of the senior subordinated debenture is entitled to receive 1% of the Company's reported net income, payable quarterly, at such time net income is reported, for each $100,000 of principal amount of the debt which is outstanding. In addition, 50% of the outstanding principal amount is required to be repaid in the event the Company completes an initial public offering. In the event and to the extent that prepayments occur as required by the agreements, the unamortized discount will be recalculated using the interest method and a pro rata portion of the discount will be expensed at the time of the prepayment.

NOTE 3 - SHORT-TERM ADVANCES

         At December 31, 2001, the Company had outstanding $202,500 of short-term interest bearing advances, primarily from related parties. Some of these advances have been issued with warrants to purchase shares of the Company's common stock, as explained in Note 4.

NOTE 4 - STOCK OPTIONS AND WARRANTS

         The Company may issue stock options to the Company's officers, directors and key employees to purchase the Company's common stock. Options are granted to purchase common stock shares at a price not less than fair market value of the stock at the date of grant as established by the Board of Directors. Options expire not later than 5 years after the grant date, and have a 3 year vesting term.

         The Company has made available 1,448,700 shares for issuance of stock options. The Board of Directors of the Company establishes to whom options should be granted and determines exercise prices, vesting requirements and the number of shares covered by

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2001 and 2000

NOTE 4 - STOCK OPTIONS AND WARRANTS - CONTINUED

         each option. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," in October 1995. The Company has adopted SFAS 123 and as permitted by SFAS 123, has elected to present pro forma information related to the options as notes to the financial statements. Based on the Company's valuation methods, the related compensation expense for the options issued in 2001 and 2000 was $0 for both periods.

         Presentation of pro forma information regarding net income is required by SFAS No. 123 as if the Company had accounted for the options in accordance with the expensing provisions of SFAS No. 123. The Company utilized the Fair Value and Minimum Value methods. As the compensation expense of the options was $0 for 2001and 2000, the pro forma net loss and loss per share for 2001 and 2000 is consistent with the actual reported net loss and loss per share.

         The following table summarizes stock option activity over the past two years for authorized options issued:

                                                                       Weighted-
                                                                        Average
                                                          Number of     Exercise
                                                            Shares       Price

         Options outstanding at January 1, 2000            610,700     $   1.72
                  Granted                                   37,500         3.00
                  Exercised                                   --            --
                  Canceled or Expired                         --            --

         Options outstanding at December 31, 2000          648,200         1.80
                  Granted                                  450,000         1.00
                  Exercised                                   --            --
                  Canceled or Expired                         --            --

         Options outstanding at December 31, 2001        1,098,200         1.47

         Options exercisable at December 31, 2000          643,200         1.79

         Options exercisable at December 31, 2001        1,098,200         1.47

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2001 and 2000


NOTE 4 - STOCK OPTIONS AND WARRANTS - CONTINUED

           For options outstanding and exercisable at December 31, 2001, the exercise price ranges and average remaining lives were:

                                OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE

                                       WEIGHTED-
                                       AVERAGE
           RANGE OF        NUMBER      REMAINING     WEIGHTED-            NUMBER          WEIGHTED-
           EXERCISE      OUTSTANDING    LIFE IN        AVERAGE         EXERCISABLE         AVERAGE
            PRICES       AT12/31/01      YEARS      EXERCISE PRICE     AT 12/31/01      EXERCISE PRICE

        $   0.15 to        200,000       1.00       $     0.50          200,000          $       0.50
        0.50
        $  1.00 to         450,000       4.42       $     1.00          450,000          $       1.00
        1.99
        $  2.00 to         448,200       2.27       $     2.37          448,200          $       2.37
        3.00

                         1,098,200       2.92       $     1.47        1,098,200          $       1.47


         On February 8, 1996, the Company granted a warrant to purchase 400,000 shares of common stock at a price of $20 per share to an investment bank in exchange for financial services. The warrants expired on February 8, 2001. At December 31, 2001, the Company had 1,181,340 outstanding warrants to purchase common stock outstanding at prices ranging $1.00 per share to $7.00 per share. The warrants were issued in connection with the Company obtaining short term notes payable and equity investments.

NOTE 5 - LOSS PER SHARE

         The computation of basic and diluted earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options and warrants, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Diluted per share amounts have not been presented in the accompanying statements of operations as their effect is anti-dilutive. The Company's loss from operations as presented on the Statement of Operations was used in the loss per share calculation. The weighted average number of shares outstanding for 2001 was 20,637,259, and for 2000 was 19,775,798.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                       Notes to Financial Statements - continued
                                                 December 31, 2001 and 2000


NOTE 6 - INCOME TAXES

         The Company has available unused operating loss carryforwards of approximately $11.5 million resulting in a deferred tax-benefit of approximately $2.3 million which may be applied against future taxable income and which expire in various years from 2003 to 2016. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the amount of the recognized benefit for the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

NOTE 7 - LEASES

         In July 1997, the Company modified and extended the existing operating lease for its current office facility through June 30, 2002. Future minimum lease payment obligations as of December 31, 2000 are as follows:

                               2002             $ 58,746

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.


The following table sets for the names and positions of the executive officers and directors:

           Name              Age     Position
-----------------------      ---     -------------------------------------------

Herbert C. Leeming           54       Chief Executive Officer, President and
                                      Chairman of the Board of Directors

James W. Larsen              50       Chief Technical Officer, Vice President of
                                      Research and Development and Director

Murray D. Bradley, Jr.       55       Chief Financial Officer, Vice President of
                                      Administration, Treasurer, Secretary and
                                      Director

Jay L. Swallen               76       Director and Chairman of Audit Committee

G. Howard Collingwood        59       Director and Chairman of Compensation
                                      Committee

All directors will hold office until the next annual meeting of the shareholders.

The following sets forth biographical information as to the business experience of each officer and director of the company for at least the last five years:

HERBERT C. LEEMING is a founder of Admiralty and has served as an executive officer and director of Admiralty since its inception in 1988. Prior to 1988, Mr. Leeming was active in oil and gas exploration and production, energy management, real estate acquisition and financing. Particular areas of expertise relate to his ability to supervise and coordinate major business transactions. He has been instrumental in bringing together the requisite parties for business and financial transactions and has also served as a liaison between corporate management and the legal, accounting, financial, governmental and academic communities. He has held senior executive positions with numerous companies.

JAMES W. LARSEN has been associated with Admiralty since its inception. He is a Senior Research Scientist with Georgia Tech Research Institutes Electro-Optical Device Branch where he has been employed since January 1981. He is also a senior member of the Underwater Research Programs Office of Georgia Tech Research Institute. Mr. Larsen holds a Master of Science in Physics, Master of Science in Electrical Engineering, and a Bachelor of Science in Applied Mathematics. His research experience covers a wide range of subjects, including projects involving salt-water environments and advanced remote sensing applications.

MURRAY D. BRADLEY, JR. has served as an officer and director of Admiralty since its inception. He is an investment professional with a national independent brokerage firm and executive and administrative partner of the Bradley-Johnson Family Fund, a private investment company. He is a graduate of Oxford College of Emory University and of Georgia State University where he completed graduate courses in Accounting and Business Administration. For the past sixteen years Mr. Bradley has worked in the retail securities business as a retail broker and in various executive positions, and prior to that was the chief financial officer for a large health care organization. In addition to being a registered representative, he is a registered principal with the National Association of Securities Dealers, Inc. and has served on various corporate and civic boards.

JAY L. SWALLEN has been a member of the Board of Directors of Admiralty since December of 1997. He is a certified public accountant. He graduated from Cleveland State University in 1949 with a degree in accounting. He also attended the William McKinley School of Law. Mr. Swallen served in the United States Air Force during World War II and began his college career upon returning from the war. From 1953 to 1985, he served as President, Director and Senior Partner for Swallen, Lawhun, Hubbard and Abraham, Inc., one of the largest certified public accounting firms in Northeast Ohio. From 1953 to 1992, he served as Secretary, Treasure and Director of Haines & Company, Inc. (and all subsidiary corporations). He has also served on numerous boards of banks, hospitals, businesses and the Junior Chamber of Commerce of Canton, Ohio. He is a current lifetime member of the Ohio Society of Certified Public Accountants and a former member of the American Institute of Certified Public Accountants. Mr. Swallen is active in his church and in several social organizations in various bodies of the Masonic order in Canton, Massillon and Cleveland, Ohio.

G. HOWARD COLLINGWOOD has been a director of Admiralty since 1997. He is the sole owner of Collingwood Associates. Mr. Collingwood has over 30 years of management experience, including extensive successful business management. He currently is Vice President of International Operations for Chore-Time Brock, Inc., a multi-million dollar company. Mr. Collingwood recently managed the establishment of a $6 million joint venture with a company in Brazil which included the construction of a state-of-the-art manufacturing facility in Brazil. Additionally, Mr. Collingwood is the owner of HCG Global, a significant stockholder of the Admiralty Corporation. As such, he has an understanding of the company and its goals and, perhaps of greater importance, is most interested to see Admiralty Corporation succeed and meet its goals in a timely manner. Mr. Collingwood was president of one of the three principal divisions of Allied Signal, a multi-billion dollar public company.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Based solely on a review of forms 3 and 4 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and Form 5 and amendments thereto furnished by the Company with respect to its most recent fiscal year and certain representations, no person who was either a director, officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets for information regarding the executive compensation for the Company's President for the years ended December 31, 2000 and 2002, and for each other executive officer who had total annual salary and bonus in excess of $100,000 during such years.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                     Annual Compensation
-------------------------------------------------------------------
                                        Year     Salary       Bonus
Herbert C. Leeming,                     2001    $102,000       -0-
President and CEO                       2002    $102,000       -0-

Compensation paid to the CEO was $42,500 with $59,500 accrued but unpaid for 2001. $21,250 was paid with $80,750 accrued but unpaid in 2000.

Murray D. Bradley, Jr., the Company's CFO, accrued part-time compensation of $70,000 in 2001, of which $31,500 was paid and $38,500 was accrued but unpaid. In 2000, the CFO accrued compensation of $42,000, of which $12,250 was paid and $29,750 was accrued but unpaid. On May 24, 2001, the directors granted the CFO five-year options to purchase 200,000 shares of common stock, exercisable at $1.00 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The following table sets forth, as of February 28, 2002, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually and all officers and directors as a group.

Name of Beneficial                          Ownership and Percent Ownership
Owner and Title                                 Shares        Percent          Class
---------------------                           ------        -------          -----

*Herbert C. Leeming, CEO (1)                   3,210,000       11.9%          Common
 2309 Chastain Drive
 Atlanta, GA 30342

*Murray D. Bradley, Jr., CFO (2)                 814,000        3.0%          Common
 4893 Falling Leaf Court
 Douglasville, GA 30135

*James W. Larsen, CTO                          3,200,000       11.9%          Common
 475 Oakleaf Trail
 Suwanee, GA 30174



*G. Howard Collingwood                           683,833        2.6%          Common
 P. O. Box 6727
 South Bend, IN 46662

*Jay L. Swallen                                   92,500        0.4%          Common
 2349 Gulf  Shore Blvd. No
 Naples, FL 34103

Steven A. Cunningham (3)                       1,700,000        6.3%          Common
3765 Banyon Lane
Alpharetta, GA 30302

Bobby Goldman (4)                              1,117,980        4.2%          Common
201 East 66th Street #17M
New York, NY 10021

Harold F. Herron (5)                           1,900,000        5.6%          Common
877 North 8th Street West
Riverton, WY 82501

U.S. Energy Corp. (6)                          1,900,000        5.6%          Common
877 North 8th Street West
Riverton, WY 82501

V. John Mansfield                              1,800,000        6.7%          Common
6362 Huckleberry Trail
Big Canoe, GA 30143

All directors and officers as a group
(5 persons) (7)                                8,000,333       29.8%          Common

*  Directors

(1) All 3,210,000 are owned by the Herbert C. Leeming Trust, of which Mr. Leeming is the principal beneficiary.
(2) 208,000 are owned directly by Mr. Bradley and 606,000 are held by the Bradley-Johnson Family Fund, a partnership for which Mr. Bradley is Administrative Partner.
(3) Includes shares owned by each of Steven A. Cunningham, Betty B. Cunningham (Steven Cunningham's spouse), The Austin Adrian Cunningham Trust (a trust for the benefit of Steven Cunningham's minor son), and Team One Mortgage, Inc., a corporation controlled by Mr. Cunningham.
(4)  Includes 125,880 shares held in Bobby Goldman's Profit Sharing Pension
     Plan.
(5) Mr. Herron is one of seven directors of U.S. Energy Corp. and accordingly shares the dispositive voting power over the 1,900,000 shares held by U.S. Energy with the remaining directors of that entity.

(6) 600,000 of these shares are to be canceled upon the payment of Admiralty to U.S. Energy of $225,000.
(7) Does not include 10,000 options beneficially owned by one outside director, 500,000 warrants owned by U.S. Energy, 200,000 options beneficially owned by one officer, 150,000 options beneficially owned by one officer, 75,000 options beneficially owned by one officer, and 58,600 warrants beneficially owned by the two outside directors.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2001 and 2000, amounts payable by the Company to Larsen Laboratories, a company owned entirely by James Larsen, an officer and director of the Company, were $85,000 and $85,000, respectively.

Item 13. Exhibits and Reports on Form 8-K


        (a)   Exhibits

Exhibit No.   Title of Exhibit                               Sequential Page No.
-----------   ----------------                               -------------------

   3.1        Articles of Incorporation..................................... [1]

   3.2        Amendment to Articles of Incorporation........................ [1]

   3.3        By-Laws....................................................... [1]

   2.1        Plan and Agreement of Share Exchange dated
              as of March 2, 2001, by and among Admiralty
              Corporation, Ruby Mining Company, and U.S. Energy Corp........ [2]

   2.2        First Amendment to Plan and Agreement of Share Exchange....... [2]

   2.3        Second Amendment to Plan and Agreement of Share Exchange...... [2]

   2.4        Third Amendment to Plan and Agreement of Share Exchange....... [2]

   4.1        Ruby Mining Company 2002 Stock Option Plan.................... [3]

   21.1       Subsidiaries of Registrant....................................  36

   99.1       Consulting Agreement with Clarence Lott....................... [4]

   99.2       Consulting Agreement with Robert Fisak........................ [4]

   99.3       Consulting Agreement with Steven A. Cunningham................ [4]

   99.4       Consulting Agreement with V. John Mansfield................... [4]

   99.5       Consulting Agreement with Jonathan Lewis...................... [5]

   99.6       Consulting Agreement with Barry S. Kaplan..................... [6]

   99.7       Consulting Agreement with Bobby Goldman....................... [7]

   99.8       Consulting Agreement with I.M. James.......................... [8]

   99.9       Consulting Agreement with Raylen Parra........................ [9]

   99.10      Consulting Agreement with Ty R. Warren........................[10]

   99.11      Consulting Agreement with Raphael Bloom.......................[11]

   99.12      Consulting Agreement with V. John Mansfield...................[12]

   99.13      Consulting Agreement with Steven A. Cunningham................[13]

   99.14      Consulting Agreement with Raylen Parra........................[14]

   [1] Incorporated by reference from the like numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991.

   [2] Incorporated by reference from the like numbered exhibit to the Registrant's Report on Form 8-K, filed June 11, 2001.

   [3] Incorporated by reference from the like numbered exhibit to the Registrant's registration statement on Form S-8 (SEC File No. 333-81712), filed January 30, 2002.

   [4] Incorporated by reference from the like numbered exhibit to the Registrant's registration statement on Form S-8 (SEC File No. 333-68036), filed August 20, 2001.

   [5] Incorporated by reference from exhibit 99.1 to the Registrant's registration statement on Form S-8 (SEC File No. 333-69708), filed September 20, 2001.

   [6] Incorporated by reference from exhibit 99.2 to the Registrant's registration statement on Form S-8 (SEC File No. 333-69708), filed September 20, 2001.

   [7] Incorporated by reference from exhibit 99.3 to the Registrant's registration statement on Form S-8 (SEC File No. 333-69708), filed September 20, 2001.

   [8] Incorporated by reference from exhibit 99.4 to the Registrant's registration statement on Form S-8 (SEC File No. 333-69708), filed September 20, 2001.

   [9] Incorporated by reference from exhibit 99.5 to the Registrant's registration statement on Form S-8 (SEC File No. 333-69708), filed September 20, 2001.

   [10] Incorporated by reference from exhibit 99.6 to the Registrant's registration statement on Form S-8 (SEC File No. 333-69708), filed September 20, 2001.

   [11] Incorporated by reference from exhibit 99.1 to the Registrant's registration statement on Form S-8, filed September 20, 2001.

   [12] Incorporated by reference from exhibit 99.2 to the Registrant's registration statement on Form S-8 (SEC File No. 333-81330), filed September 20, 2001.

   [13] Incorporated by reference from exhibit 99.3 to the Registrant's registration statement on Form S-8 (SEC File No. 333-81330), filed September 20, 2001.

   [14] Incorporated by reference from exhibit 99.4 to the Registrant's registration statement on Form S-8 (SEC File No. 333-81330), filed September 20, 2001.


   (B) REPORTS ON FORM 8-K.

       There were no reports filed on Form 8-K, during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           RUBY MINING COMPANY


                                             /s/  Herbert C. Leeming
                                           -------------------------------------
                                           Herbert C. Leeming, Chairman and CEO

Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

NAME                                        TITLE                 DATE


  /s/  Herbert C. Leeming         Chairman, CEO and Director      March 29, 2002
-----------------------------
Herbert C. Leeming


  /s/  Murray D. Bradley, Jr.     Senior Vice President,          March 29, 2002
-----------------------------    Secretary and Treasurer
Murray D. Bradley, Jr.


  /s/  Howard Collingwood                 Director                March 29, 2002
-----------------------------
Howard Collingwood


  /s/  Jay L. Swallen                     Director                March 29, 2002
-----------------------------
Jay L. Swallen


  /s/  James W. Larsen                    Director                March 29, 2002
-----------------------------
James W. Larsen