Form 10QSB
period 2002-03-31
RUBY MINING CO
filed 2002-05-15
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

 X       Quarterly Report Under Section 13 or 15(d) of the
---      Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

         Transition Report Pursuant to 13 or 15(d) of the
---      Securities Exchange Act of 1934

                   For the transition period of _____ to _____

                         Commission File Number 0-7501.
                                                ------

                              RUBY MINING COMPANY.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                     83-0214117
         --------                                    --------------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

            3399 Peachtree Rd. NE, Suite 810, Atlanta, Georgia 30326
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

                     Issuers Telephone Number (404) 231-8500
                                              --------------



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

                                  YES   X       NO
                                      -----         -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding at March 31, 2002
          -----                             -----------------------------
Common Stock, $.001 Par Value                       24,821,248 shares

Transitional Small Business Disclosure Format:  YES             NO     X
                                                    ---------     ----------

                       RUBY MINING COMPANY AND SUBSIDIARY
                                   Form 10-QSB

                                      Index


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2002
          and December 31, 2001.                                              1

         Condensed Consolidated Statements of Operations for the Three
          Months Ended March 31, 2002 and 2001, and for the period from
          inception through March 31, 2002                                    2

         Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2002 and 2001, and for the period
          from inception through March 31, 2002                               3

         Notes to Condensed Consolidated Financial Statements
                                                                              4

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       6

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    8

Item 6.  Exhibits and Reports on Form 8-K                                     8

         SIGNATURES                                                           9

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                         MARCH 31,       DECEMBER 31,
                                                           2002             2001
                                                        (UNAUDITED)        (AUDITED)
                             ASSETS
CURRENT ASSETS
   Cash in bank                                        $      5,975      $        728
   Accounts Receivable                                      900,000              --
   Note Receivable                                          201,534              --
   Employee expense advances                                224,671           236,354
   Other                                                      9,368             9,368
                                                       ------------      ------------
         TOTAL CURRENT ASSETS                             1,341,548           246,450

Fixed assets, net of accumulated depreciation                21,687            25,906
Other assets                                                 35,490            35,295
                                                       ------------      ------------
         TOTAL ASSETS                                  $  1,398,725      $    307,651
                                                       ============      ============

             LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
   Accounts payable                                    $    770,507      $    753,173
   Accrued expenses                                         585,125           549,625
   Current Portion, Deferred Revenue                        333,336              --
   Short-term advances                                      202,500           202,500
                                                       ------------      ------------

         TOTAL CURRENT LIABILITIES                        1,891,468         1,505,298

Deferred Revenue                                            638,885              --
Long-term debt, net of discount                           2,986,337         2,908,324
Interest payable                                          1,751,093         1,647,544
                                                       ------------      ------------
         TOTAL LIABILITIES                                7,267,783         6,061,166
                                                       ------------      ------------

Stockholders' deficit
   Common stock                                              24,821            22,066
   Paid-in capital                                        6,556,215         6,070,970
   Development stage deficit                            (12,450,094)      (11,846,551)
                                                       ------------      ------------
         Total stockholders' deficit                     (5,869,058)       (5,753,515)
                                                       ------------      ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
              DEFICIT                                  $  1,398,725      $    307,651
                                                       ============      ============


See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                          From Inception               March 31,
                                             through          -------------------------
                                          March 31, 2002         2002            2001
                                          --------------      ----------      ---------

Revenues                                  $       27,778      $   27,778      $   --
                                          --------------      ----------      ---------

Operating expenses

   Compensation and employee benefits          2,665,740          53,933         42,514
   Research and development                         --         1,440,423           --
   General and administrative                  2,972,266          61,762         76,866
   Depreciation and amortization                 128,708           4,219          5,277
   Professional fees                           2,744,031         331,534         20,228
                                            ------------      ----------      ---------
         Operating loss                        9,923,390         423,670        144,885

Other (income) expense                          (491,901)         (2,689)        (1,104)
Interest expense                               3,018,605         182,562        165,231
                                            ------------      ----------      ---------
         Net loss                           $ 12,450,094      $  603,543      $ 309,012
                                            ============      ==========      =========

Net loss per common share:
   Basic and diluted                                          $    (0.03)     $   (0.02)
                                                              ==========      =========
























See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     From Inception
                                                           Three Months Ended            Through
                                                               March 31,             March 31, 2002
                                                       -------------------------     --------------
                                                          2002           2001
                                                       ----------     ----------

Operating activities
   Net loss                                            $(603,543)     $(309,012)     $(12,450,094)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                    4,219          5,277           127,490
          Equity-based professional services             270,000           --             694,450
          Discount amortization                           78,013         70,174         1,082,195
          Increase in accounts payable                    17,334         59,791           770,507
          Increase in interest payable                   103,549         93,879         1,751,093
          Other, net                                     105,992         48,400           442,602
                                                       ---------      ---------      ------------
         Net cash used in operating activities           (24,436)       (31,491)       (7,581,757)
                                                       ---------      ---------      ------------

Investing activities
   Advances under notes receivable                        11,683         (1,104)         (124,260)
   Purchase of fixed assets                                 --             --            (149,177)
                                                       ---------      ---------      ------------
         Net cash used in investing activities            11,683         (1,104)         (273,437)
                                                       ---------      ---------      ------------

Financing activities
   Issuance of common stock                               18,000         45,131         5,754,527
   Short-term advances                                      --             --             202,500
   Issuance of debentures                                   --             --           1,904,142
                                                       ---------      ---------      ------------
         Net cash provided by financing activities        18,000         45,131         7,861,169
                                                       ---------      ---------      ------------

Net increase (decrease) in cash                            5,247         12,536             5,975

Cash at beginning of period                                  728            736              --
                                                       ---------      ---------      ------------
Cash at end of period                                  $   5,875      $  13,272      $      5,975
                                                       =========      =========      ============










See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Ruby Mining Company (the "Company") and its wholly-owned subsidiary, Admiralty Corporation ("Admiralty"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report.

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

The Company and its subsidiary are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $12,450,094. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At March 31, 2002 the Company had outstanding 1,361,340 warrants and 1,598,200 options on common stock, each convertible to one share of the Company's common stock.

The following presents the calculation of basic earnings per share:

                                                    For the Three Months Ended March 31, 2002
                                                  ---------------------------------------------
                                                                      Weighted
                                                   Net (Loss)      Average Shares     Per-Share
                                                   (Numerator)     (Denominator)       Amount
                                                  ------------    ---------------   -----------
BASIC EPS
     Income (loss) available to common
        Shareholders'                             $   (603,543)   $    23,443,748   $    (0.03)
                                                  ============    ===============   ===========

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

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

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. The Company determined that the provisions of SFAS No. 142 did not have an impact on financial position and results of operations of the Company.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and it's wholly owned subsidiary Admiralty Corporation ("Admiralty") are a development stage company and had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the three months ended March 31, 2002 through the issuance of common stock. In addition, employees of the entity have partially deferred payments of compensation to provide liquidity for the Company. During the three months ended March 31, 2002, the Company jointly formed a limited liability company ("LLC") with another exploration company, in which the companies will jointly pursue certain identified exploration opportunities. As part of the operating agreement of the LLC, the Company will receive an initial license fee of $1.0 million for the use of the ATLIS technology by the LLC. As of March 31, 2002, the Company had received $100,000 and expects the remainder of the fee to be received over the course of the next 12 months.


PLAN OF OPERATION

As the Company has completed the reorganization of the entities, management believes that the Company has enhanced access to investments of capital. Management is utilizing existing relationships and business advisors to seek opportunities for capital investments. With the Company's current cash level, operations of the Company would be limited over the next twelve months without an additional capital investment to satisfy existing liabilities and to fund future operations. During the three months ended March 31, 2002, the Company satisfied liquidity needs through the sale of common stock and equity of the Company and from the cash received from the license fee.

RESULTS OF OPERATIONS

The Company had limited revenue from operations during the three months ended March 31, 2002 and none for the three months ended March 31, 2001.

For the three months ended March 31, 2002, the Company incurred a net loss of $603,543, compared to a net loss of $309,012 for the three months ended March 31, 2001. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue the historic shipwrecks.

For the three months ended March 31, 2002, compensation costs and depreciation and amortization were comparable to the three months ended March 31, 2001. Professional fees were $331,534 for the three months ended March 31, 2002, an increase of $311,306 from $20,228 for the three months ended March 31, 2001. This increase is primarily the result of the Company issuing 750,000 shares of the Company's stock to various consultants as payment for services. The Company valued these shares at $.36 per share and recorded an expense of $270,000. See Forms S-8 filed by the Company related to these issuances for further information.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


General and administrative costs for the three months ended March 31, 2002, decreased $15,105 from the three months ended March 31, 2001. This decrease was primarily the result of better cost controls on the administrative level of the Company. Interest expense for the Company for the three months ended March 31, 2002 remained relatively consistent with the three months ended March 31, 2001.

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

                                     PART II
                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

The Company has been advised by its landlord, Property GA OBJLW Two Corporation, that it intends to seek recovery of all past due rent and charges for the premises that the Company occupies, which is approximately $100,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.   None

         (b) Reports on Form 8-K. During the quarter ended March 31, 2002, there were no reports filed on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RUBY MINING COMPANY






By:       /s/  Herbert C. Leeming                         May 14, 2002
     --------------------------------------------     ---------------------
     Herbert C. Leeming.                                   Date
     President and Chief Executive Officer
     (principal executive officer)






By:       /s/  Murray D. Bradley, Jr.                     May 14, 2002
     --------------------------------------------     ---------------------
     Murray D. Bradley, Jr..                              Date
     Senior Vice President, Treasurer
     (principal financial and accounting officer)