Form 10QSB
period 2002-06-30
RUBY MINING CO
filed 2002-08-14
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

 x  Quarterly Report Under Section 13 or 15(d) of the Securities
--- Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

    Transition Report Pursuant to 13 or 15(d) of the Securities
--- Exchange Act of 1934

        For the transition period _______________ of to ________________

                         Commission File Number 0-7501.

                              RUBY MINING COMPANY.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

             Colorado                                  83-0214117
             --------                                  ----------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

              3490 Piedmont Rd., Suite 304, Atlanta, Georgia 30305
                    (Address of Principal Executive Offices)

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

                                    YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding at June 30, 2002
            -----                                ----------------------------
Common Stock, $.001 Par Value                          27,860,169 shares

Transitional Small Business Disclosure Format:  YES             NO      X
                                                    ----------     -------------

                       RUBY MINING COMPANY AND SUBSIDIARY
                                   Form 10-QSB

                                      Index


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as
          of June 30, 2002 and December 31, 2001                              1

          Condensed Consolidated Statements of Operations
          for the Three Months Ended June 30, 2002 and 2001,
          and for the period from inception through June 30, 2002             2

          Condensed Consolidated Statements of Operations
          for the Six Months Ended June 30, 2002 and June 30, 2001            3

          Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 2002 and 2001,
          and for the period from inception thru June 30, 2002
                                                                              4

          Notes to Condensed Consolidated Financial Statements
                                                                            5-6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7-8

PART II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    9

          SIGNATURES                                                         10

          Exhibit Index                                                      11

          Exhibit 99.1                                                       12

          Exhibit 99.2                                                       12

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001


                                                          JUNE 30,       DECEMBER 31,
                                                           2002              2001
                                                        (UNAUDITED)        (AUDITED)
                  ASSETS
CURRENT ASSETS
   Cash in bank                                        $     13,085      $        728
   Accounts Receivable                                      800,073                --
   Expense and notes receivable                             443,597           236,354
   Other                                                      9,368             9,368
                                                       ------------      ------------
         TOTAL CURRENT ASSETS                             1,266,123           246,450

Fixed assets, net of accumulated depreciation                17,781            25,906
Other assets                                                 40,185            35,295
                                                       ------------      ------------

         TOTAL ASSETS                                  $  1,324,089      $    307,651
                                                       ============      ============


     LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
   Accounts payable                                    $    833,123      $    753,173
   Accrued expenses                                         617,625           549,625
   Current Portion, Deferred Revenue                        333,336                --
   Short-term advances                                      277,500           202,500
                                                       ------------      ------------


         TOTAL CURRENT LIABILITIES                        2,061,584         1,505,298

Deferred Revenue                                            555,552                --
Long-term debt, net of discount                           3,066,442         2,908,324
Interest payable                                          1,856,151         1,647,544
                                                       ------------      ------------

         TOTAL LIABILITIES                                7,539,729         6,061,166
                                                       ------------      ------------

Stockholders' deficit
   Common stock                                              27,870            22,066
   Paid-in capital                                        6,926,673         6,070,970
   Stock option receivable                                 (285,000)               --
   Development stage deficit                            (12,885,183)      (11,846,551)
                                                       ------------      ------------
         Total stockholders' deficit                     (6,215,640)       (5,753,515)
                                                       ------------      ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
              DEFICIT                                  $  1,324,089      $    307,651
                                                       ============      ============

See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           From Inception          Three Months Ended
                                                thru                    June 30,
                                          ---------------   ------------------------------
                                          June 30, 2002         2002              2001
                                                            ------------      ------------

Revenues                                  $    111,111      $     83,333      $       --
                                          ------------      ------------      ------------

Operating expenses

   Compensation and employee benefits        2,721,924            56,184            48,207
   Research and development                  1,440,423              --                --
   General and administrative                3,044,500            72,234           424,524
   Depreciation and amortization               132,614             3,906             4,991
   Professional fees                         2,924,212           180,181            46,305
                                          ------------      ------------      ------------

         Operating loss                     10,152,562           229,172           524,027

Other (income) expense                        (497,946)           (6,045)           (1,480)
Interest expense                             3,230,567           211,962           169,256
                                          ------------      ------------      ------------

         Net loss                         $ 12,885,183      $    435,089      $    691,803
                                          ============      ============      ============

Net loss per common share:
   Basic                                                    $      (0.02)     $      (0.03)
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

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                           Six Months Ended
                                               June 30,
                                     ----------------------------

                                         2002            2001
                                     -----------      -----------

Revenues                             $   111,111      $      --
                                     -----------      -----------

Operating expenses

   Compensation and employee
     Benefits                            110,117           90,721
   Research and development                 --               --
   General and administrative            133,996          501,390
   Depreciation and amortization           8,125           10,268
   Professional fees                     511,715           66,533
                                     -----------      -----------

         Operating loss                  652,842          668,912

Other (income) expense                    (8,734)          (2,584)
Interest expense                         394,524          334,487
                                     -----------      -----------

         Net loss                    $ 1,038,632      $ 1,000,815
                                     ===========      ===========

Net loss per common share:
   Basic                             $     (0.04)     $     (0.14)
                                     ===========      ===========






















See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           From Inception
                                                              Six Months Ended                 Thru
                                                                  June 30,                 June 30, 2002
                                                       -------------------------------     -------------

                                                           2002               2001
                                                       -------------     ------------

Operating activities
   Net loss                                            $ (1,038,632)     $ (1,000,815)     $(12,885,183)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                       8,125            10,268           131,396
          Discount amortization                             158,118           142,232         1,162,300
          Equity-based professional services                360,000              --             784,450
          Increase in accounts payable                       79,950           204,710           833,123
          Increase in interest payable                      208,607           190,433         1,856,151
          Other, net                                        144,293            56,999           480,903
                                                       ------------      ------------      ------------

         Net cash used in operating activities              (79,539)         (396,173)       (7,636,860)
                                                       ------------      ------------      ------------

Investing activities
   Advances under notes receivable                           (1,104)          (24,902)         (137,047)
   Purchase of fixed assets                                    --                --            (149,177)
                                                       ------------      ------------      ------------

         Net cash used in investing activities               (1,104)          (24,902)         (286,224)
                                                       ------------      ------------      ------------

Financing activities
   Issuance of common stock                                  18,000           436,737         5,754,527

   Short-term advances                                       75,000              --             277,500
   Issuance of debentures                                      --                --           1,904,142
                                                       ------------      ------------      ------------

         Net cash provided by financing activities           93,000           436,737         7,936,169
                                                       ------------      ------------      ------------

Net increase (decrease) in cash                              12,357            15,662            13,085

Cash at beginning of period                                     728               736              --
                                                       ------------      ------------      ------------

Cash at end of period                                  $     13,085      $     16,398      $     13,085
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

The financial statements as of June 30, 2002 and for the six months ended and three months ended June 30, 2002 and 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report.

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

The Company and its subsidiary are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $12,885,183. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.


NOTE 2 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At June 30, 2002 the Company had outstanding 2,011,340 warrants and 1,598,200 options on common stock, each convertible to one share of the Company's common stock. During the quarter ending June 30, 2002 a consultant of the Company exercised stock options on 2,000,000 shares of the Company's common stock granted to the consultant by giving the Company two notes receivable for the option exercise price. The exercise of the option has been recorded as equity with the note receivable being a reduction of equity for $285,000. The options exercised to common stock and shown as a reduction of equity have been presented in the outstanding shares presentation and in the earnings per share presentation.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


NOTE 2 - EARNINGS PER SHARE (CONTINUED)

The following presents the calculation of basic earnings per share:

                                                 For the Six Months Ended June 30, 2002
                                           -------------------------------------------------
                                                                Weighted
                                                             Average Shares      Per-Share
                                            (Numerator)      (Denominator)         Amount
                                           -------------     --------------     ------------
BASIC EPS
     Income (loss) available to common
        shareholders'                      $  (1,038,632)     $  24,963,179     $      (0.04)
                                           =============      =============     ============


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

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. The adoption of the provisions of SFAS No. 142 did not have a significant effect on the financial position and results of operations of the Company.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and it's wholly owned subsidiary Admiralty Corporation ("Admiralty") are a development stage company and have had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the six months ended June 30, 2002 through the issuance of common stock and through short-term borrowings. In addition, employees of the entity have partially deferred payments of compensation to provide liquidity for the company. During the three months ended March 31, 2002, the Company jointly formed a limited liability company ("LLC") with another exploration company, in which the companies will jointly pursue certain identified exploration opportunities. As part of the operating agreement of the LLC, the Company will receive an initial license fee of $1.0 million for the use of the ATLIS technology by the LLC. As of June 30, 2002, the Company had received $200,000 and expects the remainder of the fee to be received over the course of the next 9 months.

PLAN OF OPERATION

As the Company has completed the reorganization of the entities, management believes that the Company has enhanced access to investments of capital. Management is utilizing existing relationships and business advisors to seek opportunities for capital investments. With the Company's current cash level, operations of the Company would be limited over the next twelve months without an additional capital investment to satisfy existing liabilities and to fund future operations. During the three months ended June 30, 2002, the Company satisfied liquidity needs through short-term advances and from cash received from the license fee.

RESULTS OF OPERATIONS

The Company had limited revenue from operations during the six months ended June 30, 2002.

For the three months ended June 30, 2002, the Company incurred a net loss of $435,089, compared to a net loss of $691,803 for the three months ended June 30, 2001. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue the historic shipwrecks.

For the three months ended June 30, 2002, compensation costs and depreciation and amortization, were comparable to the three months ended June 30, 2001. General and administrative costs for the three months ended June 30, 2002, decreased $352,290 from the costs for the three months ended June 30, 2001. During June 2001 the Company recorded a $325,000 general and administrative cost for a share exchange fee related to the reorganization of the Company. This fee was incurred by Admiralty and charged to operation expenses during the three months ended June 30, 2001. Professional fees were $180,181 for the three months ended June 30, 2002. An increase of $133,876 from $46,305 for the three months ended June 30, 2001. This increase is primarily the result of the Company issuing 1,000,000 shares of the Company's common stock to various consultants as payment for services. The Company valued these shares at $0.09 per share and recorded an expense of $90,000. See Form S-8 filed by the Company related to this issuance for further information.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


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

                                     PART II
                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

            Exhibit 99.1. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 99.2. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



        (b) Reports on Form 8-K.

            On May 21, 2002 the Company filed a current report on Form 8-K to report a change in address.

ITEM 7. LEGAL PROCEEDINGS

     The Company previously occupied office space pursuant to a Lease Agreement on which it defaulted. The Landlord received a Consent Judgment on March 1, 2002 for past due rent, expenses and interest in the amount of $107,892.23. To date, $13,896.63 has been applied to the amount owing, leaving a balance of $93,995.60. The Company vacated the premises and the Judgment remains outstanding.

     The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend its position and believes the outcome of any litigation will not have a material effect on the Company.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RUBY MINING COMPANY






By:   /s/  Herbert C. Leeming                                August 9, 2002
    --------------------------------------------         -----------------------
    Herbert C. Leeming.                                      Date
    President and Chief Executive Officer
    (principal executive officer)






By:    /s/  Murray D. Bradley                                August 9, 2002
    --------------------------------------------         -----------------------
    Murray D. Bradley, Jr..                                  Date
    Senior Vice President, Treasurer
    (principal financial and accounting officer)

                                  EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION OF EXHIBIT
-----------         ----------------------

   99.1          Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002

   99.2          Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002