Form 10QSB
period 2002-09-30
RUBY MINING CO
filed 2002-11-15
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

  X    Quarterly Report Under Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934

                For the quarterly period ended September 30, 2002

       Transition Report Pursuant to 13 or 15(d) of the Securities ----- Exchange Act of 1934

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

                     Issuers Telephone Number (404) 231-8500
                                              ---------------


            3399 Peachtree Rd. NE, Suite 810, Atlanta, Georgia 30326
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X    NO
                                        ---       ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding at September 30, 2002
           -----                            ---------------------------------
Common Stock, $.001 Par Value                      29,820,169 shares

Transitional Small Business Disclosure Format:  YES        NO   X
                                                    -----     -----

                       RUBY MINING COMPANY AND SUBSIDIARY
                                   Form 10-QSB

                                      Index


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 2002
           and December 31, 2001                                              1

          Condensed Consolidated Statements of Operations for the Three
           Months Ended September 30, 2002 and 2001, and for the period
           from inception through September 30, 2002                          2

          Condensed Consolidated Statements of Operations for the Nine
           Months Ended September 30, 2002 and September 30, 2001             3

          Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2002 and 2001, and for the period from inception through September 30, 2002
                                                                              4

          Notes to Condensed Consolidated Financial Statements
                                                                            5-6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7-8

Item 3.   Controls and Procedures                                             9

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings                                                 10

Item 2.    Changes in Securities and Use of Proceeds                         10

Item 3.    Defaults Upon Senior Securities                                   10

Item 4.    Submission of Matter to a Vote of Security Holders                10

Item 5.    Other Information                                                 10

Item 6.    Exhibits and Reports on Form 8-K                                  10

           SIGNATURES                                                        11

           Exhibit Index                                                     12

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           2002              2001
                                                        (UNAUDITED)
                             ASSETS
CURRENT ASSETS
   Cash in bank                                        $     13,673      $        728
   License fee receivable                                   800,073                --
   Expense and notes receivable, related                    460,679           236,354
   Other                                                      9,368             9,368
                                                       ------------      ------------
         TOTAL CURRENT ASSETS                             1,283,793           246,450

Fixed assets, net of accumulated depreciation                14,284            25,906
Other assets                                                 40,382            35,295
                                                       ------------      ------------

         TOTAL ASSETS                                  $  1,338,459      $    307,651
                                                       ============      ============


             LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
   Accounts payable                                    $    808,039      $    753,173
   Accrued expenses                                         664,125           549,625
   Current Portion, Deferred Revenue                        333,334                --
   Short-term advances                                      277,500           202,500
                                                       ------------      ------------


         TOTAL CURRENT LIABILITIES                        2,082,998         1,505,298

Deferred Revenue                                            472,222                --
Long-term debt, net of discount                           3,148,695         2,908,324
Interest payable                                          1,962,778         1,647,544
                                                       ------------      ------------

         TOTAL LIABILITIES                                7,666,693         6,061,166
                                                       ------------      ------------

Stockholders' deficit
   Common stock                                              29,820            22,066
   Paid-in capital                                        7,103,763         6,070,970
   Stock option receivable                                 (285,000)               --
   Development stage deficit                            (13,176,817)      (11,846,551)
                                                       ------------      ------------
         Total stockholders' deficit                     (6,328,234)       (5,753,515)
                                                       ------------      ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
              DEFICIT                                  $  1,338,459      $    307,651
                                                       ============      ============


See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         From Inception          Three Months Ended
                                            through                  September 30,
                                          September 30,     ------------------------------
                                              2002              2002              2001
                                          ------------      ------------      ------------

Revenues                                  $    194,444      $     83,333      $       --
                                          ------------      ------------      ------------

Operating expenses

   Compensation and employee benefits        2,768,424            46,500            55,093
   Research and development                  1,440,423              --              10,000
   General and administrative                3,058,321            13,821            80,930
   Depreciation and amortization               136,111             3,497             4,950
   Professional fees                         3,059,278           135,066         1,676,969
                                          ------------      ------------      ------------

         Operating (loss)                  (10,268,113)         (115,551)       (1,827,942)

Other (income) expense                        (515,604)          (17,658)           (1,103)
Interest expense                             3,424,308           193,741           174,030
                                          ------------      ------------      ------------

         Net (loss)                       $(13,176,817)     $   (291,634)     $ (2,000,869)
                                          ============      ============      ============

Net (loss) per common share:
   Basic and diluted                                        $      (0.01)     $      (0.10)
                                                            =============     ============


























See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                           Nine Months Ended
                                            September 30,
                                     ----------------------------
                                         2002            2001
                                     -----------      -----------

Revenues                             $   194,444      $      --
                                     -----------      -----------

Operating expenses

   Compensation and employee
     benefits                            156,617          145,814
   Research and development                 --             10,000
   General and administrative            147,817          582,320
   Depreciation and amortization          11,622           15,218
   Professional fees                     646,781        1,743,502
                                     -----------      -----------

         Operating (loss)               (768,393)      (2,496,854)

Other (income) expense                   (26,392)          (3,687)
Interest expense                         588,265          508,517
                                     -----------      -----------

         Net (loss)                  $(1,330,266)     $(3,001,684)
                                     ===========      ===========

Net (loss) per common share:
   Basic and diluted                 $     (0.05)     $     (0.15)
                                     ===========      ===========























See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             From Inception
                                                               Nine Months Ended                 Through
                                                                 September 30,             September 30, 2002
                                                      --------------------------------     ------------------

                                                          2002                  2001
                                                      -------------      ------------

Operating activities
   Net loss                                            $ (1,330,266)     $ (3,001,684)     $(13,176,817)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                      11,622            15,218           134,893
          Discount amortization                             240,371           216,221         1,244,553
          Equity-based professional services                697,547         1,610,000         1,121,997
          Increase in accounts payable                       54,866           226,187           808,039
          Increase in interest payable                      315,234           290,193         1,962,778
          Other, net                                       (106,490)           79,706           230,120
                                                       ------------      ------------      ------------
         Net cash used in operating activities             (117,116)         (564,159)       (7,674,437)
                                                       ------------      ------------      ------------

Investing activities
   Advances under notes receivable                           (2,939)          (64,312)         (138,882)
   Purchase of fixed assets                                    --                --            (149,177)
                                                       ------------      ------------      ------------
         Net cash used in investing activities               (2,939)          (64,312)         (288,059)
                                                       ------------      ------------      ------------

Financing activities
   Issuance of common stock and warrants                     58,000           440,245         5,794,527
   Short-term advances                                       75,000           191,000           277,500
   Issuance of debentures                                      --                --           1,904,142
                                                       ------------      ------------      ------------
         Net cash provided by financing activities          133,000           631,245         7,976,169
                                                       ------------      ------------      ------------

Net increase (decrease) in cash                              12,945             2,774            13,673

Cash at beginning of period                                     728               736              --
                                                       ------------      ------------      ------------

Cash at end of period                                  $     13,673      $      3,510      $     13,673
                                                       ============      ============      ============














See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Ruby Mining Company (the "Company") and its wholly-owned subsidiary, Admiralty Corporation ("Admiralty"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of September 30, 2002 and for the nine months ended and three months ended September 30, 2002 and 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report.

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

The Company and its subsidiary are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $13,176,817. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At September 30, 2002 the Company had outstanding 2,511,340 warrants and 1,598,200 options on common stock, each convertible to one share of the Company's common stock. During the quarter ending September 30, 2002 a consultant of the Company exercised stock options on 500,000 shares of the Company's common stock granted to the consultant by paying the cash exercise price. During the quarter ended June 30, 2002, a consultant of the Company exercised stock options on 2,000,000 shares of the Company's common stock granted to the consultant by giving the Company two notes receivable for the exercise price. The exercise of the options has been recorded as equity with the note receivable being a reduction of equity for $285,000. The options exercised to common stock and shown as a reduction of equity have been presented in the outstanding shares presentation and in the earnings per share presentation.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


NOTE 2 - EARNINGS PER SHARE (CONTINUED)

The following presents the calculation of basic earnings per share:

                                                     For the Nine Months Ended September 30, 2002
                                                  --------------------------------------------------
                                                                        Weighted
                                                                     Average Shares      Per-Share
                                                   (Numerator)       (Denominator)        Amount
                                                  --------------    ---------------    -------------

BASIC EPS
     Income (loss) available to common
        shareholders'                             $  (1,330,266)    $    25,943,269    $   (0.05)
                                                  ==============    ===============    =============


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

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and it's wholly owned subsidiary Admiralty Corporation ("Admiralty") are a development stage company and have had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the nine months ended September 30, 2002 through the issuance of common stock and through short-term borrowings. In addition, employees of the entity have partially deferred payments of compensation to provide liquidity for the company. During the three months ended March 31, 2002, the Company jointly formed a limited liability company ("LLC") with another exploration company, in which the companies will jointly pursue certain identified exploration opportunities. As part of the operating agreement of the LLC, the Company will receive an initial license fee of $1.0 million for the use of the ATLIS technology by the LLC. As of September 30, 2002, the Company had received $200,000. The LLC partners have implied that the remainder of the license fee may not be paid until sometime during the second quarter of 2003. Although not a breach of the agreement between the parties, the Company originally anticipated receiving the remainder of the license fee prior to that time.

PLAN OF OPERATION

As the Company has completed the reorganization of the entities, management believes that the Company has enhanced access to investments of capital. Management is utilizing existing relationships and business advisors to seek opportunities for capital investments. With the Company's current cash level, operations of the Company would be limited over the next twelve months without an additional capital investment to satisfy existing liabilities and to fund future operations. During the three months ended September 30, 2002, the Company satisfied liquidity needs through utilization of license fee funds received in previous quarters and the sale of equity instruments.

RESULTS OF OPERATIONS

The Company had limited revenue from operations during the nine months ended September 30, 2002.

For the three months ended September 30, 2002, the Company incurred a net loss of $291,634, compared to a net loss of $2,000,869 for the three months ended September 30, 2001. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue the historic shipwrecks.

For the three months ended September 30, 2002, compensation costs and depreciation and amortization, were comparable to the three months ended September 30, 2001. General and administrative costs for the three months ended September 30, 2002, decreased $67,109 from the costs for the three months ended September 30, 2001, due to the forgiveness of payment by certain suppliers. Professional fees were $135,066 for the three months ended September 30, 2002. A decrease of $1,541,903 from $1,676,969 for the three months ended September 30, 2001. The Company has issued stock of the Company as compensation for professional services in 2002 and 2001, which is expense at the estimated market value of the company's stock. This decrease in the expense from 2001 to 2002 is primarily the result of the significant decrease in the estimated market value of the Company's common stock between the quarters ended September 30, 2001 and September 30, 2002. The weighted average value assigned the shares issued in the current quarter was approximately $.07 per share.

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

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 3. CONTROLS AND PROCEDURES

         (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. Herbert C. Leeming, Chief Executive Officer and Murray D. Bradley, Chief Financial Officer, reviewed and participated in this evaluation. Base on this evaluation, Messrs. Leeming and Bradley concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

         (B) INTERNAL CONTROLS. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                     PART II
                                OTHER INFORMATION

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

A Complaint for Turnover was filed in the United States Bankruptcy Court Northern District of Georgia Atlanta Division against Admiratly Corporation by Dale R. F. Goodman, Trsutee for the Bankruptcy Estate of Ralph Franklin Ketchum, Jr. and Patsy Sue Ketchum on April 19, 2002. The Complaint alleges that Debtor Ralph Franklin Ketchum, Jr. is owed back salary from Admiralty Corporation for years 1999 and 2000 in the amount of $66,000. The parties have entered into a settlement agreement in connection therewith.

A Complaint was filed in the State Court of Fulton County Georgia against Admiratly Corporation by Kritzer & Levick, P.C. on October 2, 2002. The Complaint alleges that Kritzer & Levick, P.C. is owed monies from Admiralty Corporation for legal services rendered in the amount of $93,053.78.

The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend its position and believes the outcome of any litigation will not have a material effect on the Company.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3.    Defaults Upon Senior Securities

     None

Item 4.    Submission of Matters to a Vote of Security Holders

     None

Item 5.    Other Information

     None

Item 6.    Exhibits and Reports on Form 8-K.

Form 8-K

The Company filed no reports on Form 8-K during the third quarter ended September 30, 2002.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2002.

                                      Ruby Mining Co.,
                                      a Colorado corporation


                                      By:     /s/  Herbert C. Leeming
                                           -------------------------------------
                                           Name: Herbert C. Leeming
                                           Title: Chief Executive Officer


                                       By:     /s/  Murray d. Bradley
                                            ------------------------------------
                                            Name: Murray D. Bradley
                                            Title: Chief Financial and
                                            Accounting Officer

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

Exhibits

           99.1 Certification by Herbert C. Leeming, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification by Murray D. Bradley, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of Ruby Mining Co. for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Herbert C. Leeming, Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Ruby Mining
Co.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002                 By:    /s/  Herbert C. Leeming
                                               ---------------------------
                                               Herbert C. Leeming
                                               Chief Executive Officer

This certification accompanies this Quarterly Report on Form 10-QSB pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of Ruby Mining Co., for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Murray D. Bradley, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Ruby Mining
Co.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002                 By:  /s/  Murray D. Bradley
                                              ----------------------------
                                               Murray D. Bradley
                                               Chief Financial Officer

         This certification accompanies this Quarterly Report on Form 10-QSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.