Form 10KSB
period 2002-12-31
RUBY MINING CO
filed 2003-04-15
CIK 85684

U.S SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

              3490 PIEDMONT RD., SUITE 304, ATLANTA, GEORGIA 30305
 -------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (404) 231-8500
 -------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


             3399 PEACHTREE RD. NE, SUITE 810, ATLANTA GEORGIA 30326
 -------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT OR 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           [ X ]   YES           [    ]   NO

AS OF MARCH 26, 2003, THE REGISTRANT HAD 30,820,169 SHARES OF COMMON STOCK, $.001 PAR VALUE, OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES HELD BY NON-AFFILIATES ON THAT DATE WAS APPROXIMATELY $ 1,015,413.

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

     Prior to the effectuation of the Share Exchange Agreement, the Company was engaged in the general minerals business, including the acquisition, exploration and development and/or sale or lease of mineral properties and the purchase and lease of mineral exploration and mining equipment. The Company is now engaged in the business of completing development of Admiralty's proprietary detection technology for use, in partnership with governments, marine archaeologists and other nautical and maritime experts, in locating and recovering valuable cargoes from historic shipwrecks, primarily those from the 16th, 17th, and 18th centuries. The Company is also studying the potential of utilizing its technology to assist domestic governmental agencies to locate and retrieve for disposal unexploded marine ordnance and weapons.

 DESCRIPTION OF BUSINESS

GENERAL

     Admiralty has focused its efforts to date in six main areas:

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

     6. Exploring, in conjunction with domestic governmental agencies, the possibility of deploying the technology to locate and retrieve for disposal unexploded ordnance and weapons, including nuclear bombs, in the territorial water of the Untied States.

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

         Admiralty has enhanced the marine search capabilities associated with its ATLIS technology by positioning itself to acquire fly-over remote-sensing analysis in permitted areas to detect anomalies which may indicate the presence of historical shipwrecks. The use of fly-over surveys could substantially reduce the time required to locate metal-bearing anomalies in the search area. The ATLIS technology could then be deployed to study in detail those anomalies which correlate with Admiralty's historic research and determine whether recovery efforts are warranted.

     Admiralty recently has initiated preliminary, exploratory discussions with certain domestic governmental authorities regarding the possibility of deploying the ATLIS technology in efforts to locate and retrieve unexploded marine ordnance and weapons, including hydrogen bombs, in the territorial waters of the United States.

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

     Admiralty has also negotiated the key terms and conditions of a marine exploration and excavation permit from the Government of Mexico, which Admiralty believes will be issued later this year. Admiralty has also engaged in preliminary discussions regarding shipwreck search and recovery permits and licenses from several other governments and plans to vigorously pursue these discussions during 2003.

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

POTENTIAL REVENUE SOURCES

     Admiralty intends to generate revenues from six principal sources: sale of cargo and trade items, sale of merchandise, income from exhibitions, corporate sponsorship fees and sale and licensing of intellectual property rights, and contracts with domestic governmental agencies to assist in locating and retrieving for disposal unexploded marine ordnance and weapons.

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

     There is an enormous amount of unexploded ordnance in the territorial waters of the United States and a number of lost weapons, including hydrogen bombs. This problem poses a major hazard to the safety and well-being of many thousands of our citizens. Current marine technology has proven incapable of determining the precise location of much of this dangerous material. Our government spends many millions of dollars each year in location and remediation activities for this material. Admiralty believes it can successfully negotiate search contracts with the United States Government which it believes could produce a source of significant revenue for many years.

MISSION AND IMMEDIATE GOAL

     Admiralty's mission is to use its proprietary detection technology, in partnership with governments, marine archaeologists and other respected shipwreck specialists, to become the world leader in the location and recovery of historic shipwrecks. Its immediate goal is to transform the pursuit of valuable cargoes lost at sea from today's generally unpredictable, many times disreputable, frequently unprofitable and often environmentally destructive operation into a business that is consistently profitable, predictable, reputable and environmentally acceptable. A secondary, but perhaps equally important mission and goal is to utilize the ATLIS technology, in conjunction with appropriate governmental agencies, for location and retrieval of unexploded marine ordnance and weapons in the territorial waters of the Untied States.

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

     A development which may also pose a risk to the Company's planned business activities is the claim by the Government of Spain that it has not abandoned and therefore still has possessory rights to historic Spanish shipwrecks. The Government of Spain recently litigated such a claim in a federal district court in the United States regarding the JUNO shipwreck and prevailed. The claim of the Spanish government was supported by the United States Parks Department. Certain other countries whose waters contain Spanish shipwrecks have indicated they do not and will not accept such a claim by the Spanish Government and will contest any such claim vigorously.

EMPLOYEES

     The Company has two full-time employees. In addition, the Company has several consultants who perform scientific, legal, archaeological, shipwreck research, permitting and licensing, public and investor relations, financial and business, and other services.

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

     A development which may also pose a risk to the Company's planned business activities is the claim by the Government of Spain that it has not abandoned and therefore still has possessory rights to historic Spanish shipwrecks. The Government of Spain recently litigated such a claim in a federal district court in the United States regarding the JUNO shipwreck and prevailed. The claim of the Spanish government was supported by the United States Parks Department. Certain other countries whose waters contain Spanish shipwrecks have indicated they do not and will not accept such a claim by the Spanish Government and will contest any such claim vigorously.

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

Risks Inherent in Government Contracts to Search for Unexploded Marine Ordnance and Weapons

     There is no assurance that the Company will be granted any government contracts to assist in locating and retrieving unexploded marine ordnance and weapons, or that, if such contracts are granted, that the Company will perform successfully. Fees and compensation arrangements under any such contracts are likely to be partially or wholly contingent upon success of the Company in locating designated targets. ATLIS was not specifically designed for such activities and may not perform this function effectively. Additionally, the targets, by their very nature, will pose significant hazards and dangers to all search and retrieval personnel.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

  The Company maintains its offices at One Securities Centre, 3490 Piedmont Road, N.E. Suite 304, Atlanta, Georgia 30305. The offices consist of approximately 2,290square feet of office space that the Company leases from a non-affiliated entity. The lease commenced on June 1, 2002 and expires July 31, 2005. The approximate yearly rental is as follows: 2003--$53,592, 2004--$55,197, and 2005--$32,872.

ITEM 3.  LEGAL PROCEEDINGS.

The Company previously occupied office space pursuant to a Lease Agreement upon which it defaulted. The landlord under that lease was granted a Consent Judgment on March 1, 2002 for past due rent, expenses and interest in the aggregate amount of approximately $108,000. To date, approximately $14,000 has been applied to the judgment amount, leaving an unsatisfied balance of $94,000. The Company vacated the leased premises and the balance of the Judgment remains outstanding and has been accrued by the Company.

The Company is engaged in various other litigation matters from time to time in the ordinary course of its business. The Company will vigorously defend its position and believes the outcome of such litigation will not have a material adverse effect on the Company or its operations.

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

                           FISCAL 2001                   FISCAL 2002
                      ---------------------          --------------------
        PERIOD         HIGH           LOW             HIGH          LOW
        ------         ----           ---             ----          ---

     1ST QUARTER      $0.48           $0.38          $0.53          $0.10
     2ND QUARTER      $2.75           $0.30          $0.26          $0.10
     3RD QUARTER      $1.90           $0.40          $0.17          $0.06
     4TH QUARTER      $0.50           $0.08          $0.09          $0.02


(b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     The number of record holders of the Company's Common Stock at March 10, 2003 was approximately 2,774. This does not include shareholders that hold their stock in street name with broker-dealers.

(c)  DIVIDENDS.

     Holders of the Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and none are anticipated in the foreseeable future.

(d)  RECENT SALES OF UNREGISTERED SECURITIES.

     Securities issued during the fiscal year ending on December 31, 2002, were 4,500,000 shares of common stock to 3 individuals through the exercise of stock options issued pursuant to the Company's 2002 Stock Option Plan. The shares were registered pursuant to an S-8 registration statement. The exercise prices were at fair market value (ranging from $.08 to $.15 per share) and were paid for by promissory notes of one year or less with annual interest rates ranging from 6% to 9%.

     A business partnership, of which one of the Company's directors was a partner, advanced $90,000 in 2002 pursuant to an agreement to purchase 3,000,000 restricted shares of the Company's common stock. These shares are to be issued in 2003. These shares will be issued in reliance on the transactional exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     The Company did not pay any commissions in connection with the offer and sale of any of the foregoing securities.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

     Ruby Mining Company (the "Company"), together with its wholly owned subsidiary, Admiralty Corporation ("Admiralty"), is a development stage company and has had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the year ended December 31, 2002 through the issuance of common stock, warrants, options, loans, and short-term interest bearing advances. In addition, the Company received some revenue during 2002 that was utilized for liquidity and capital purposes. Also, employees of the Company have partially deferred payments of compensation to provide liquidity for the company.

     Additionally, during the year ended December 31, 2002, the Company jointly formed a limited liability company ("LLC"), to which the Company contributed, as capital, the use of by the LLC for the period of the operating agreement of the LLC, the Company's exclusive permit from the Government of Jamaica to conduct search and recovery operations on the Pedro Banks of Jamaica, while the other party to the LLC was to contribute a specified sum of cash. Furthermore, the operating agreement of the LLC includes a licensing agreement between the LLC and the Company for the ATLIS technology, for which the Company was expecting to receive from the LLC approximately $1 million during 2002. The Company received approximately $200,000 of this amount during 2002. The Company does not expect to receive the remainder of the funds from this agreement. In addition, the Company does not believe that the LLC will be utilized by the Company for the conduct of search and recovery operations. The Company continues to have discussions with interested parties in seeking opportunities to establish strategic partnerships or investment opportunities.

     With the reorganization of the Company in 2001, management believes that the Company has enhanced access to investments of capital. Management is utilizing existing relationships and business advisors to seek opportunities for capital investments. With the Company's current cash level, operations of the Company will be limited over the next twelve months without a capital investment to satisfy existing liabilities and to fund future operations.

     The Company had $199,927 in revenue from operations during the year ended December 31, 2002 as compared to $0 for the year ended December 31, 2001. The 2002 revenue was from the licensing agreement with the LLC. During the quarter ended June 30, 2001, the Company completed a reorganization in which the Company acquired all the outstanding shares of stock of

Admiralty Corporation in exchange for stock of the Company. The transaction is more fully explained in a Form 8-K filed by the Company on June 11, 2001. The reorganization was accounted for as a reverse-merger with Admiralty being the accounting acquirer. Admiralty is now a wholly owned subsidiary of the Company. The primary business of Admiralty, and now that of the Company, is engaging in the business of exploration and salvage of historic shipwrecks, primarily those from the 1500s, 1600s, and 1700s.

     For the year ended December 31, 2002, the Company incurred a net loss of $1,868,697, compared to a net loss of $2,172,985 for the year ended December 31, 2001. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue the cargoes of historic shipwrecks.

     For the year ended December 31, 2002, compensation costs and depreciation and amortization were comparable to the year ended December 31, 2001. Professional fees were $700,396 for the year ended December 31, 2002, an increase of $118,041 from $582,355 for the year ended December 31, 2001. This increase is the result of the Company continuing to issue shares of the Company's stock to various consultants as payment for services. The Company valued these services based on the market price of the stock at the time of the transaction. See Forms S-8 filed by the Company related to these issuances for further information. General and administrative costs for the year ended December 31, 2002 were $341,769, a decrease of $337,123 from the year ended December 31, 2001. This decrease was primarily the result of a $325,000 share-exchange fee related to the reorganization of the Company in 2001. As in the prior year, the Company had no significant research and development expenses, due to the limited amount of cash with which to perform such activities.

ITEM 7.  FINANCIAL STATEMENTS.


                         REPORT OF INDEPENDENT AUDITORS

Ruby Mining Company
Atlanta, Georgia

We have audited the accompanying balance sheets of Ruby Mining Company and Subsidiary (A Development Stage Enterprise) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended, and the inception period from January 1, 1998 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The period from inception to December 31, 1997 was audited by other auditors who expressed an unqualified opinion on that presentation period.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ruby Mining Company and Subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and for the inception period from January 1, 1998 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry, Bekaert & Holland, L.L.P.

Atlanta, Georgia
March 28, 2003

                                                                                                            3
                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                           December 31, 2002 and 2001

                                     Assets

                                                                                       2002            2001
                                                                                 ------------      ------------
Current Assets
    Cash in bank                                                                 $      1,606      $        728
    Expense and employee receivables                                                   98,091           236,354
    Other current assets                                                               10,368             9,368
                                                                                 ------------      ------------

           TOTAL CURRENT ASSETS                                                       110,065           246,450

Furniture, fixtures, computer equipment and leasehold
  improvements, less accumulated depreciation of $137,215
  and $123,270, respectively                                                           11,962            25,906
Other assets                                                                           40,579            35,295
                                                                                 ------------      ------------
           TOTAL ASSETS                                                          $    162,606      $    307,651
                                                                                 ============      ============

                      Liabilities and Stockholders' Deficit
LIABILITIES
Current liabilities
    Accounts payable                                                             $    842,934      $    753,173
     Accrued compensation and consulting fees                                         698,124           549,625
     Shares to be issued for converted debt                                            20,000             --
    Short-term advances                                                               206,900           202,500
                                                                                 ------------      ------------
           TOTAL CURRENT LIABILITIES                                                1,767,958         1,505,298

Nonconvertible debentures, net of unamortized discount of
  $1,766,835 and $2,091,676, respectively                                           3,233,165         2,908,324
Interest payable                                                                    2,070,968         1,647,544
                                                                                 ------------      ------------
           TOTAL LIABILITIES                                                        7,072,091         6,061,166


Stockholders' Deficit
    Common stock; $.001 par value, 100,000,000 shares
       authorized; 29,820,169 and 22,066,248 shares issued
      and outstanding at December 31, 2002 and 2001,  respectively                     29,820            22,066

    Additional paid-in capital                                                      6,988,839         6,070,970
     Subscribed shares                                                                 90,000              --
     Receivable for exercised options                                                (302,896)             --
    Development stage deficit                                                     (13,715,248)      (11,846,551)
                                                                                 ------------      ------------
         Total stockholders' deficit                                               (6,909,485)       (5,753,515)
                                                                                 ------------      ------------
         Total liabilities and stockholders' deficit                             $    162,606      $    307,651
                                                                                 ============      ============


The accompanying notes are an integral part of these financial statements.

                                                                                                 4
                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
       Since inception and for the years ended December 31, 2002, and 2001


                                                    Inception to
                                                        2002               2002             2001
                                                    ------------      ------------      ------------

Revenues                                            $    199,927      $    199,927      $       --

Operating expenses
    Compensation and employee benefits                 2,815,881           204,074           199,737
    Research and development                           1,440,423              --              10,000
    General and administrative                         3,252,273           341,769           678,892
    Depreciation and amortization                        138,433            13,944            20,262
    Professional fees                                  3,112,893           700,396           582,355
                                                    ------------      ------------      ------------
Total expenses                                        10,759,903         1,260,183         1,491,246
                                                    ------------      ------------      ------------

         Operating loss                              (10,559,976)       (1,060,256)       (1,491,246)

    Other income (expenses)                              506,555            17,343             4,792
    Interest expense                                  (3,661,827)         (825,784)         (686,531)
                                                    ------------      ------------      ------------
         Net (loss)                                 $(13,715,248)     $ (1,868,697)     $ (2,172,985)
                                                    ============      ============      ============

             (Loss) per basic and diluted share                       $      (0.07)     $      (0.11)
                                                                      ============      ============






















The accompanying notes are an integral part of these financial statements.

                                                                                                      5
                                        RUBY MINING COMPANY AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                             STATEMENTS OF CASH FLOWS
                        Since inception and for the years ended December 31, 2002 and 2001

                                                        Inception to
                                                            2002               2002              2001
                                                        ------------      ------------      ------------
Operating activities
    Net loss                                            $(13,715,248)     $ (1,868,697)     $ (2,172,985)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
        Depreciation and amortization                        137,215            13,944            20,263
        Discount Amortization                              1,329,023           324,841           292,195
             Stock issued for professional services          878,960           454,510           424,450
        Increase (decrease) in accounts
                  Payable                                    885,971           132,798           269,128
             Increase in interest payable                  2,070,968           423,424           391,987
             Expense receivable reduction                    134,818           134,818              --
          Other, net                                         480,910           144,300           113,420
                                                        ------------      ------------      ------------

           NET CASH USED IN OPERATING ACTIVITIES          (7,797,383)         (240,062)         (661,542)

Investing activities
    Advances under expense receivable                       (139,861)           (3,918)          (68,002)
    Purchases of furniture, fixtures and computer
        Equipment                                           (149,177)             --                --
                                                        ------------      ------------      ------------

           NET CASH USED IN INVESTING ACTIVITIES            (289,038)           (3,918)          (68,002)
                                                        ------------      ------------      ------------

Financing activities
    Issuance of common stock and warrants                  5,811,985            75,458           527,036
     Short-term advances                                     281,900            79,400           202,500
     Stock subscription                                       90,000            90,000              --
    Issuance of non-convertible debentures                 1,904,142              --                --
                                                        ------------      ------------      ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES        8,088,027           244,858           729,536


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  1,606               878                (8)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF PERIOD                                                     --                 728               736
                                                        ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD          $      1,606      $      1,606      $        728
                                                        ============      ============      ============






The accompanying notes are an integral part of these financial statements.

                                        RUBY MINING COMPANY AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                        Since Inception and for the years ended December 31, 2002 and 2001


                                                COMMON STOCK                   Paid-in
                                            Shares           Amount            Capital
                                          ----------      ------------      ------------

Balance at April 15, 1988                       --        $       --        $       --

     Stock effect of reverse merger        2,230,000             2,230              --
    Issuance of common stock              17,714,115            17,714         5,189,547
    Net loss                                    --                --                --
     Stock record adjustment                  (3,800)               (4)                4
     Capital adjustment                         --                --             (67,941)
                                          ----------      ------------      ------------

Balance as of December 31, 2000           19,940,315            19,940         5,121,610

    Issuance of common stock               2,225,933             2,226           860,672
     Issuance of warrants                       --                --              88,688
     Stock record adjustment                (100,000)             (100)             --
    Net loss                                    --                --                --
                                          ----------      ------------      ------------

Balance as of December 31, 2001           22,066,248            22,066         6,070,970

    Issuance of common stock               7,700,000             7,700           856,833
    Subscribed stock                            --                --                --
    Issuance of warrants                        --                --              61,036
    Stock record adjustment                   53,921                54              --
    Notes receivable for exercised
      Options                                   --                --                --
    Net loss                                    --                --                --
                                          ----------      ------------      ------------

Balance as of December 31, 2002           29,820,169      $     29,820      $  6,988,839
                                          ==========      ============      ============

                                       20a

                                                                                   Development          Total
                                                 Stock Option     Subscribed          Stage         Stockholders'
                                                   Receivable        Stock           Deficit           Deficit
                                               -----------       ------------     ------------      -------------

Balance at April 15, 1988                       $      --        $       --       $       --        $       --

     Stock effect of reverse merger                    --                --               --               2,230
    Issuance of common stock                           --                --               --           5,207,261
    Net loss                                           --                --         (9,673,566)       (9,673,566)
     Stock record adjustment                           --                --               --                --
     Capital adjustment                                --                --               --             (67,941)
                                                ----------       ------------     ------------      ------------

Balance as of December 31, 2000                        --                --         (9,673,566)       (4,532,016)

    Issuance of common stock                           --                --               --             862,898
     Issuance of warrants                              --                --               --              88,688
     Stock record adjustment                           --                --               --                (100)
    Net loss                                           --                --         (2,172,985)       (2,172,985)
                                                ----------        -----------     ------------      ------------

Balance as of December 31, 2001                        --                --        (11,846,551)       (5,753,515)

    Issuance of common stock                           --                --               --             864,533
    Subscribed stock                                   --              90,000             --              90,000
    Issuance of warrants                               --                --               --              61,036
    Stock record adjustment                            --                --               --                  54
    Notes receivable for exercised
      Options                                      (302,896)             --               --            (302,896)
    Net loss                                           --                --         (1,868,697)       (1,868,697)
                                                -----------       ------------     ------------      ------------

Balance as of December 31, 2002                 $  (302,896)      $     90,000     $(13,715,248)     $ (6,909,485)
                                                ===========       ============     ============      ============


Schedule of Issuance
--------------------
                    DATE       # of Shares                                                    CONSIDERATION RECEIVED
       -----------------       -----------       -------------------------------------------------------------------
            Various             4,500,000        Options exercised
        January 23, 2002          750,000        Non-cash, payment of consulting fees, equivalent to $.36 per share
         June 18, 2002          1,000,000        Non-cash, payment of consulting fees, equivalent to $.09 per share
       September 4, 2002        1,450,000        Non-cash, payment of consulting fees, equivalent to $.07 per share


                                      20b

                                                                             7
                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          Notes to Financial Statements
                           December 31, 2002 and 2001



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Ruby Mining Company (the "Company") and it's wholly owned subsidiary Admiralty Corporation are a development stage enterprise. The Company's primary offices are located in Atlanta, Georgia. During the second quarter of 2001, the Company completed a reorganization, in which the Company acquired all of the outstanding shares of stock of Admiralty Corporation in exchange for stock of the Company. The reorganization was accounted for as a reverse-merger, with Admiralty being the accounting acquirer. The historical financial statements of the Company have been retroactively restated to present the reverse-merger as if it occurred as of the earliest period presented in the accompanying financial statements. The earnings
     (loss) per share presentation has also been restated to account for the reverse-merger. Admiralty is now a wholly owned subsidiary of the Company. The primary business of Admiralty is now that of the Company.

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

     The Company is a development stage enterprise and is primarily funding and conducting research to develop ATLIS. As of the Company's current year end, the Company does not have sufficient funds to complete development of the ATLIS technology, fund administrative expenses and conduct initial explorations which may result in revenues. Management believes that sufficient capital to continue research, development and operating activities can be obtained through private and public placements of equity and debt securities. Management recognizes that additional capital will be needed to continue research, development and operations and is working with various financial advisors to facilitate private placements and a public offering of the Company's common stock in 2003 and beyond. In addition, the Company is considering opportunities for partnering or forming alliances with other exploration companies. The success of the Company is dependent upon management's ability to implement this plan.

                                                                              8
                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2002 and 2001

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

     NATURE OF BUSINESS -CONTINUED

     During 2002, the Company jointly formed a limited liability company ("the LLC") with another exploration company, in which the companies would jointly pursue certain identified exploration opportunities. As part of the operating agreement of the LLC, the Company would receive an initial license fee of $1.0 million for use of the ATLIS technology by the LLC. As of December 31, 2002, the Company has received approximately $200,000 of this license fee. Management of the Company has determined that due to the uncertainty surrounding the performance of the other company under the operating agreement, the remaining receivable for the license fee is not collectible and had reduced this receivable, and the related revenue deferral, to zero.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     METHOD OF ACCOUNTING

     The accompanying financial statements include the accounts of Ruby Mining Company and Admiralty Corporation, and have been prepared on the accrual basis of accounting. Under the accrual method, revenues are recognized when earned and expenses are recognized when the related goods or services are received. Significant intercompany accounts are eliminated in consolidation.

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

     FURNITURE, FIXTURES AND COMPUTER EQUIPMENT

           Furniture, fixtures, and computer equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the lease term.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2002 and 2001


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

     Tax assets may also be recognized for net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     RESEARCH AND DEVELOPMENT

     The Company's research and development expenses represent payments and amounts due to Larsen Laboratory for development of the ATLIS nonferrous metal detection device. Larsen Laboratory is solely owned by a stockholder and director of the Company. At December 31, 2002 and 2001, amounts payable to Larsen Laboratory for these services were $85,000 and $85,000, respectively.

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

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2002 and 2001

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation utilizing the intrinsic value method. See Note 4 for additional information regarding the Company's stock based compensation. Presented below is certain financial information of the Company with comparative proforma information determined as if the Company had accounted for the stock-based compensation utilizing the fair-value method.

                                                                     2002                   2001
                                                                     ----                   ----

     Net Loss as reported                                      $  (1,868,697)         $  (2,172,985)
     Basic and diluted loss per share
       as reported                                             $       (0.07)         $       (0.11)
     Stock-based employee compensation
       cost included in net loss as reported                   $          --          $          --
     Stock based employee compensation
       cost based on fair-value method                         $          --          $          --
     Proforma net loss including stock-based
       compensation cost based on fair-value
       method                                                  $  (1,868,697)         $  (2,172,985)
     Proforma basic and diluted loss per share
       including stock-based compensation
       cost based on fair-value method                         $       (0.07)         $       (0.11)

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which established accounting standards for derivative instruments. This Statement and subsequent amendments to the Statement were adopted by the Company for the year ended December 31, 2001. The adoption of this Statement did not have a significant impact on the Company's financial reporting or operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". No, 141 address financial reporting for business combinations by specifying that all combinations are to be accounted for using the purchase method. No. 142 address reporting for acquired goodwill and other intangible assets, but not those acquired in a business combination. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002 and determined that the provisions of No. 142 do not have an impact on the financial position of the Company and results of operations for the year ended 2002.

                                                                             11
                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2002 and 2001

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

     NEW ACCOUNTING PRONOUNCEMENTS-CONTINUED

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure", which provides alternative methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation. The provisions of SFAS No. 148 as adopted by the Company did not have a significant impact on the Company's financial reporting or operations.

NOTE 2 - NONCONVERTIBLE DEBENTURES

     In 1996, the Company issued a senior nonconvertible 6% debenture to an Austrian bank in the amount of $2,000,000 and a substantially identical junior nonconvertible 6% debenture in the amount of $500,000 to the financial organization which identified the Austrian Bank as a potential investor in the Company. In 1997, the Company issued identical senior and junior debentures. Total net proceeds from the issuance of the debentures was $1,760,000. The excess of the $5,000,000 aggregate value of the debentures over the $1,760,000 of proceeds represents a discount on the debenture and fees charged by the parties for the investment. This discount and the related fees are being amortized over the life of the debentures. At December 31, 2002 and 2001 the unamortized discount and fees were $1,766,835 and $2,091,676. The approximate effective interest rate of the debentures is 12%.

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

                                                                             12
                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2002 and 2001

NOTE 3 - SHORT-TERM ADVANCES AND NOTES PAYABLE

     At December 31, 2002, the Company had outstanding $206,900 of short-term interest bearing advances, primarily from related parties. Some of these advances have been issued with warrants to purchase shares of the Company's common stock, as explained in Note 4. In connection with the 2001 reorganization of the Company, the Company incurred a note payable of $325,000. At December 31, 2002 the balance of the note, plus accrued interest at 8.0%, was $247,860. The note matures July 2003. The note is included in accounts payable in the Company's balance sheet.

NOTE 4 - STOCK OPTIONS AND WARRANTS

     The Company may grant stock options to the Company's officers, directors, key employees, and consultants to purchase the Company's common stock. Options are granted to purchase common stock shares at a price not less than fair market value of the stock at the date of grant as established by the Board of Directors. The Company may grant either incentive or nonqualified stock options to employees of the Company, but only nonqualified options may be granted to non-employee directors or consultants. Options expire not later than 10 years after the grant date, and have a maximum 10 year vesting term.

     The Company has made available 1,448,700 shares for issuance of stock options as of December 31, 2001. During 2002, the Company made available an additional 4,500,000 stock options under its 2002 Stock Option Plan. The Board of Directors of the Company establishes to whom options shall be granted and determines exercise prices, vesting requirements and the number of shares covered by each option. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," in October 1995. The Company has adopted SFAS No. 123 and as permitted by that Statement has elected to present pro forma fair-value stock-based compensation information as notes to the financial statements. The proforma presentation is presented in Note 1 to the financial statements.

                                                                             13
                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2002 and 2001

NOTE 4 - STOCK OPTIONS AND WARRANTS-CONTINUED

     The following table summarizes stock option activity over the past two years for authorized options issued:

                                                                       Weighted-
                                                        Number of       Average
                                                         Shares      Exercise Price

     Options outstanding at January 1, 2001              648,200     $        1.80
              Granted                                    450,000              1.00
              Exercised                                     --                 --
              Canceled or Expired                           --                 --

     Options outstanding at December 31, 2001          1,098,200              1.47
              Granted                                  4,500,000              0.12
              Exercised                                4,500,000              0.12
                Canceled or Expired                      330,000              1.56

     Options outstanding at December 31, 2002            768,200              1.46

     Options exercisable at December 31, 2001          1,098,200              1.47

     Options exercisable at December 31, 2002            768,200              1.46

     For options outstanding and exercisable at December 31, 2002, the exercise price ranges and average remaining lives were:

                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
     --------------------------------------------------------------   ----------------------------------

                                         WEIGHTED-
                                         AVERAGE
                                        REMAINING      WEIGHTED-
          RANGE OF          NUMBER       LIFE IN        AVERAGE           NUMBER       WEIGHTED-AVERAGE
      EXERCISE PRICES     OUTSTANDING     YEARS      EXERCISE PRICE    EXERCISABLE      EXERCISE PRICE
                          AT12/31/02                                   AT 12/31/02

     $  1.00 to 1.99         450,000       3.42       $    1.00          450,000       $      1.00
     $  2.00 to 3.00         318,200       2.02       $    2.12          318,200       $      2.12

                             768,200       2.84       $    1.42          768,200       $      1.46
                             =======                                     =======

                                                                             14
                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2002 and 2001

NOTE 4 - STOCK OPTIONS AND WARRANTS-CONTINUED

     At December 31, 2002, the Company had 2,961,340 outstanding warrants to purchase one share of common stock per warrant at prices ranging $.09 per share to $7.00 per share. The warrants were issued in connection with the Company obtaining short-term notes payable, financing, and in connection with the 2001 reorganization of the Company.

NOTE 5 - LOSS PER SHARE

     The computation of basic and diluted earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options and warrants, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Diluted per share amounts have not been presented in the accompanying statements of operations as their effect is anti-dilutive. The Company's loss from operations as presented on the Statement of Operations was used in the loss per share calculation. The weighted average number of shares outstanding for 2002 was 26,776,608 and for 2001 was 20,637,259.

NOTE 6 - INCOME TAXES

     The Company has available unused operating loss carryforwards of approximately $13.5 million resulting in a deferred tax-asset of approximately $2.7 million which may be applied against future taxable income and which expires in various years from 2003 to 2017. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the amount of the recognized benefit for the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

NOTE 7 - RELATED PARTY TRANSACTIONS

     At times the Company may enter into transactions with related parties. During 2002 these transactions included the issuance of 4,500,000 shares of common stock in option exercise transactions in exchange for approximately $505,000 in notes receivable from shareholders. As of December 31, 2002, the Company still held approximately $303,000 in note receivable for shares purchased. The Company also has a note receivable of approximately $64,000 from an executive officer of the Company. At December 31, 2002 the note had matured and was in default.

                                                                             15
                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2002 and 2001

NOTE 8- LEASES

     In June 2002, the Company entered into an operating lease for its current office facility through July 31, 2005. Future minimum lease payment obligations as of December 31, 2002 are as follows:

                   2003     53,592
                   2004     55,197
                   2005     32,872

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9.  DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.


The following table sets for the names and positions of the executive officers and directors:

           Name             Age     Position
-----------------------     ---     ------------------------------------------

Herbert C. Leeming           55     Chief Executive Officer, President and
                                    Chairman of the Board of Directors

James W. Larsen              51     Chief Technical Officer, Vice President of
                                    Research and Development and Director

Murray D. Bradley, Jr.       56     Chief Financial Officer, Vice President of
                                    Administration, Treasurer, Secretary and
                                    Director

Jay L. Swallen               77     Director and Chairman of Audit Committee

G. Howard Collingwood        61     Director and Chairman of Compensation
                                    ommittee

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

MURRAY D. BRADLEY, JR. has served as an officer and director of Admiralty since its inception. He is an investment professional with a national independent brokerage firm and executive and administrative partner of the Bradley-Johnson Family Fund, a private investment company. He is a graduate of Oxford College of Emory University and of Georgia State University where he completed graduate courses in Accounting and Business Administration. For the past 22 years Mr. Bradley has worked in the retail securities business as a retail broker and in various executive positions, and prior to that was the chief financial officer for a large health care organization. In addition to being a registered representative, he is a registered principal with the National Association of Securities Dealers, Inc. and has served and continues to serve on various corporate and civic boards.

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

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets for information regarding the executive compensation for the Company's President for the years ended December 31, 2002 and 2001, and for each other executive officer who had total annual salary and bonus in excess of $100,000 during such years.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                   Annual Compensation
------------------------------------------------------------------
                                  Year        Salary         Bonus
Herbert C. Leeming,               2002       $102,000         -0-
President and CEO                 2001       $102,000         -0-

The CEO's compensation for 2002 was deferred.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The following table sets forth, as of March 1, 2003, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually and all officers and directors as a group.

Name of Beneficial                     Ownership and Percent Ownership
Owner and Title                           Shares             Percent    Class
---------------                           ------             -------    -----

*Herbert C. Leeming, CEO (1)
  2309 Chastain Drive                   3,210,000             10.42%      Common
 Atlanta, GA 30342

*Murray D. Bradley, Jr., CFO (2)          814,000              2.64%      Common
 4893 Falling Leaf Court
 Douglasville, GA 30135

*James W. Larsen, CTO                   3,200,000              0.38%      Common
 475 Oakleaf Trail
 Suwanee, GA 30174

*G. Howard Collingwood (3)              2,077,433              6.74%     Common
 P. O. Box 6727
 South Bend, IN 46662

*Jay L. Swallen (4)                     1,000,500              3.25%      Common
 2349 Gulf  Shore Blvd. No.
 Naples, FL 34103

Steven A. Cunningham (5)                1,800,000              5.84%      Common
3765 Banyon Lane
Alpharetta, GA 30302

Bobby Goldman (6)                        1,117,980            3.63        Common
201 East 66th Street #17M
New York, NY 10021

Harold F. Herron (7)                     1,900,000            6.16%       Common
877 North 8th Street West
Riverton, WY 82501

U.S. Energy Corp. (8)                    1,900,000            6.16%       Common
877 North 8th Street West
Riverton, WY 82501

V. John Mansfield                        1,800,000            5.84%       Common
6362 huckleberry Trial
Big Canoe, GA 30143


All directors and officers as a group   10,301,933           33.43        Common
(5 persons) (8)



*  Directors
(1) All 3,210,000 are owned by the Herbert C. Leeming Trust, of which Mr. Leeming is the principal beneficiary.
(2) 208,000 are owned directly by Mr. Bradley and 606,000 are held by the Bradley-Johnson Family Fund, a partnership for which Mr. Bradley is Administrative Partner.
(3) Includes 1,129,600 shares held in an IRA account and 922,500 shares held in H.C.G. Global, of which G. Howard Collingwood is the beneficial owner for both of these entities.
(4) Shares owned by the Jay L. Swallen Flint Trust (a trust for the benefit of Jay L. Swallen) (5) Includes shares owned by each of Steven A. Cunningham, Betty B. Cunningham (Steven Cunningham's spouse), and The Austin Adrian Cunningham Trust (a trust for the benefit of Steven Cunningham's minor son).
(6)  Includes 125,880 shares held in Bobby Goldman's Profit Sharing Pension
     Plan.
(7) Mr. Herron is one of seven directors of U.S. Energy Corp. and accordingly shares the dispositive voting power over the 1,900,000 shares held by U.S. Energy with the remaining directors of that entity.
(8) 600,000 of these shares are to be canceled upon the payment of Admiralty to U.S. Energy of $225,000.
(9) Does not include 10,000 options beneficially owned by one outside director, 500,000 warrants owned by U.S. Energy, 200,000 options beneficially owned by one officer, 150,000 options beneficially owned by one officer, 75,000 options beneficially owned by one officer, and 58,600 warrants beneficially owned by the two outside directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2002 and 2001, amounts payable by the Company to Larsen Laboratories, a company owned entirely by James Larsen, an officer and director of the Company, were $85,000 and $85,000, respectively.

Item 13. Exhibits and Reports on Form 8-K


     (a)     Exhibits

Exhibit No.  Title of Exhibit                                Sequential Page No.
-----------  ----------------                                -------------------

     3.1     Articles of Incorporation....................................   [1]

     3.2     Amendment to Articles of Incorporation.......................   [1]

     3.3     By-Laws......................................................   [1]

     2.1     Plan and Agreement of Share Exchange dated
             as of March 2, 2001, by and among Admiralty
             Corporation, Ruby Mining Company, and U.S. Energy Corp.......   [2]

     2.2     First Amendment to Plan and Agreement of Share Exchange......   [2]

     2.3     Second Amendment to Plan and Agreement of Share Exchange.....   [2]

     2.4     Third Amendment to Plan and Agreement of Share Exchange......   [2]

     4.1     Ruby Mining Company 2002 Stock Option Plan...................   [3]

     21.1    Subsidiaries of Registrant...................................    42

     99.1    Consulting Agreement with Clarence Lott......................   [4]

     99.2    Consulting Agreement with Robert Fisak.......................   [4]

     99.3    Consulting Agreement with Steven A. Cunningham...............   [4]

     99.4    Consulting Agreement with V. John Mansfield..................   [4]

     99.5    Consulting Agreement with Jonathan Lewis.....................   [5]

     99.6    Consulting Agreement with Barry S. Kaplan....................   [6]

     99.7    Consulting Agreement with Bobby Goldman......................   [7]

     99.8    Consulting Agreement with I.M. James.........................   [8]

     99.9    Consulting Agreement with Raylen Parra.......................   [9]

     99.10   Consulting Agreement with Ty R. Warren.......................  [10]

     99.11   Consulting Agreement with Raphael Bloom......................  [11]

     99.12   Consulting Agreement with V. John Mansfield..................  [12]

     99.13   Consulting Agreement with Steven A. Cunningham...............  [13]

     99.14   Consulting Agreement with Raylen Parra.......................  [14]

     99.15   Certification Pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002............................    43

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

     (B)     REPORTS ON FORM 8-K.

     There were no reports filed on Form 8-K, during the quarter ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

     (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. Herbert C. Leeming, Chief Executive Officer and Murray D. Bradley, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Leeming and Bradley concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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


                                       RUBY MINING COMPANY


                                         /s/  Herbert C. Leeming
                                       -----------------------------------------
                                       Herbert C. Leeming, Chairman and CEO

Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


NAME                                                     TITLE                  DATE


  /s/  Herbert C. Leeming                     Chairman, CEO and Director        April 15, 2003
----------------------------------
Herbert C. Leeming


  /s/  Murray D. Bradley, Jr             Senior Vice President, Secretary       April 15, 2003
----------------------------------                 and Treasurer
Murray D. Bradley, Jr.


  /s/  Howard Collingwood                              Director                 April 15, 2003
----------------------------------
Howard Collingwood


  /s/  Jay L. Swallen                                  Director                 April 15, 2003
----------------------------------
Jay L. Swallen


  /s/  James W. Larsen                                 Director                 April 15, 2003
----------------------------------
James W. Larsen

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Ruby Mining Co., for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Herbert C. Leeming, Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     1.   I have reviewed this annual report on Form 10-KSB of Ruby Mining Co.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Dated:  April 15, 2003               By:  /s/ Herbert C. Leeming
                                                 -------------------------------
                                                 Herbert C. Leeming
                                                 Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Ruby Mining Co., for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Murray D. Bradley, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     1.   I have reviewed this annual report on Form 10-KSB of Ruby Mining Co.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Dated:  April 15, 2003               By:  /s/ Murray D. Bradley
                                                 -------------------------------
                                                 Murray D. Bradley
                                                 Chief Financial Officer