Form 10QSB
period 2003-03-31
RUBY MINING CO
filed 2003-05-20
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

 x   Quarterly Report Under Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

     Transition Report Pursuant to 13 or 15(d) of the Securities
     Exchange Act of 1934

              For the transition period of __________ to __________

                         Commission File Number 0-7501.

                              RUBY MINING COMPANY
                              -------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                  83-0214117
            --------                                 -----------
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
                                 YES   X   NO
                                     -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                  Outstanding at May 19, 2003
           -----                                  ---------------------------
Common Stock, $.001 Par Value                            30,820,169 shares

Transitional Small Business Disclosure Format:  YES           NO    X
                                                    --------     --------

                       RUBY MINING COMPANY AND SUBSIDIARY
                                   Form 10-QSB

                                      Index


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2002
          and December 31, 2001.                                               *

         Condensed Consolidated Statements of Operations for the Three
          Months Ended March 31, 2002 and 2001, and for the period from
          inception through March 31, 2002                                     *

         Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2002 and 2001, and for the period
          from inception through March 31, 2002                                *

         Notes to Condensed Consolidated Financial Statements
                                                                               *

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                3

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                    4

Item 3.   Controls and Procedures                                              4

Item 6.   Exhibits and Reports on Form 8-K                                     4

          SIGNATURES                                                           5

          Certification Pursuant to 18 U.S.C. Section 1350,
          as Adopted Pursuant to Section 302
          of the Sarbanes-Oxley Act Of 2002                                    6



          * To be filed by amendment as soon as practicable.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and it's wholly owned subsidiary Admiralty Corporation ("Admiralty") are a development stage company and had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the three months ended March 31, 2003 through the issuance of common stock, warrants, options, loans, and short-term interest bearing advances. In addition, employees of the entity have partially deferred payments of compensation to provide liquidity for the Company.


     Further information to be provided by amendment as soon as practicable.


PLAN OF OPERATION

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

RESULTS OF OPERATIONS

               To be provided by amendment as soon as practicable.


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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             99.   Certification Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K. During the quarter ended March 31, 2003, there were no reports filed on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RUBY MINING COMPANY






By:      /s/  Herbert C. Leeming                        May 20, 2003
    --------------------------------------------    ----------------------------
    Herbert C. Leeming.                                  Date
    President and Chief Executive Officer
    (principal executive officer)






By:      /s/  Murray D. Bradley, Jr.                      May 20, 2003
    --------------------------------------------     ---------------------------
    Murray D. Bradley, Jr..                          Date
    Senior Vice President, Treasurer
    (principal financial and accounting officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Ruby Mining Co., for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Herbert C. Leeming, Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed this quarterly report on Form 10-QSB of Ruby Mining Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarerly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

       Dated:  May 20, 2003                 By:  /s/ Herbert C. Leeming
                                                 -------------------------------
                                                 Herbert C. Leeming
                                                 Chief Executive Officer
                                        6

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Ruby Mining Co., for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Murray D. Bradley, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed this quarterly report on Form 10-QSB of Ruby Mining Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

       Dated:  May 20, 2003                  By:  /s/ Murray D. Bradley
                                                  ------------------------------
                                                  Murray D. Bradley
                                                  Chief Financial Officer
                                        7