Form 10QSB/A
period 2003-03-31
RUBY MINING CO
filed 2003-06-18
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB/A

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

              3490 Piedmont Rd., Suite 304, Atlanta, Georgia 30305
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                     Issuers Telephone Number (404) 231-8500
                                              --------------


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

                                    YES   X    NO
                                        -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding at March 31, 2003
           -----                            -----------------------------
Common Stock, $.001 Par Value                    30,820,169 shares

Transitional Small Business Disclosure Format:  YES           NO   X
                                                    -----        -----

                       RUBY MINING COMPANY AND SUBSIDIARY
                                  Form 10-QSB/A

                                      Index


PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 2003
            and December 31, 2002                                              1

           Condensed Consolidated Statements of Operations for the Three
            Months Ended March 31, 2003 and 2002, and for the period
            from inception through March 31, 2003                              2

           Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2003 and 2002, and for the period
            from inception through March 31, 2003                              3

           Notes to Condensed Consolidated Financial Statements              4-5

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        6-7

Item 3.    Controls and Procedures                                             8

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                   9

Item 2.    Changes in Securities and Use of Proceeds                           9

Item 3.    Defaults Upon Senior Securities                                     9

Item 4.    Submission of Matter to a Vote of Security Holders                  9

Item 5.    Other Information                                                   9

Item 6.    Exhibits and Reports on Form 8-K                                    9

           Exhibit Index                                                      10

           Signatures                                                         11

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)

                                                            MARCH 31,      DECEMBER 31,
                                                              2003            2002

                             ASSETS
CURRENT ASSETS
   Cash in bank                                           $      1,576    $      1,606
   Expense and employee receivable                              99,135          98,091
   Other                                                        10,368          10,368
                                                          ------------    ------------
         TOTAL CURRENT ASSETS                                  111,079         110,065

Fixed assets, net of accumulated depreciation                    9,072          11,962
Other assets                                                    40,788          40,579
                                                          ------------    ------------

         TOTAL ASSETS                                     $    160,939    $    162,606
                                                          ============    ============


             LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
    Accounts payable                                      $    856,483    $    842,934
    Accrued compensation and consulting fees                   737,625         698,124
    Shares to be issued for converted debt                        --            20,000
    Short-term advances                                        256,900         206,900
                                                          ------------    ------------

         TOTAL CURRENT LIABILITIES                           1,851,008       1,767,958

Long-term debt, net of discount                              3,319,891       3,233,165
Interest payable                                             2,180,902       2,070,968
                                                          ------------    ------------

         TOTAL LIABILITIES                                   7,351,801       7,072,091
                                                          ------------    ------------

Stockholders' deficit
   Common stock                                                 30,820          29,820
   Paid-in capital                                           7,022,840       6,988,839
   Subscribed shares                                           105,000          90,000
   Receivable for exercised options                           (307,170)       (302,896)
   Development stage deficit                               (14,042,352)    (13,715,248)
                                                          ------------    ------------
         Total stockholders' deficit                        (7,190,862)     (6,909,485)
                                                          ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
              DEFICIT                                     $    160,939    $    162,606
                                                          ============    ============


See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                             From Inception             March 31,
                                                through        ----------------------------
                                             March 31, 2003        2003            2002
                                             --------------    ------------    ------------

Revenues                                     $      199,927    $       --      $     27,778
                                             --------------    ------------    ------------

Operating expenses

   Compensation and employee benefits             2,863,351          47,470          53,933
   Research and development                       1,440,423            --              --
   General and administrative                     3,307,900          55,627          61,762
   Depreciation and amortization                    141,323           2,890           4,219
   Professional fees                              3,137,998          25,105         331,534
                                             --------------    ------------    ------------

         Operating (loss)                       (10,691,068)       (131,092)       (423,670)

Other (income) expense                             (512,084)         (5,529)         (2,689)
Interest expense                                  3,863,368         201,541         182,562
                                             --------------    ------------    ------------

         Net (loss)                          $  (14,042,352)   $   (327,104)   $   (603,543)
                                             ==============    ============    ============

Net (loss) per common share:
   Basic and diluted                                           $      (0.01)   $      (0.03)
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

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           From Inception
                                                             Three Months Ended                Through
                                                                   March 31,               March 31, 2003
                                                       -------------------------------     --------------
                                                           2003               2002
                                                       -------------     -------------

Operating activities
   Net loss                                            $   (327,104)     $   (603,543)     $ (14,042,352)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                       2,890             4,219            140,105
          Discount amortization                              86,726            78,013          1,415,749
          Equity-based professional services                   --             270,000            878,960
          Increase in accounts payable                       13,549            17,334            899,520
          Increase in interest payable                      109,934           103,549          2,180,902
          Expense receivable reduction                         --                --              134,818
          Other, net                                         35,018           105,992            515,928
                                                       ------------      ------------      -------------

         Net cash used in operating activities              (78,987)          (24,436)        (7,876,370)
                                                       ------------      ------------      -------------

Investing activities
   Advances under expense receivable                         (1,044)           11,683           (140,905)
   Purchase of fixed assets                                    --                --             (149,177)
                                                       ------------      ------------      -------------

         Net cash used in investing activities               (1,044)           11,683           (290,082)
                                                       ------------      ------------      -------------

Financing activities
   Issuance of common stock and warrants                     15,001            18,000          5,826,986
   Short-term advances                                       50,000              --              331,900
   Stock subscription                                        15,000              --              105,000
   Issuance of debentures                                      --                --            1,904,142
                                                       ------------      ------------      -------------

         Net cash provided by financing activities           80,001            18,000          8,168,028
                                                       ------------      ------------      -------------

Net increase (decrease) in cash                                 (30)            5,247              1,576

Cash at beginning of period                                   1,606               728               --
                                                       ------------      ------------      -------------

Cash at end of period                                  $      1,576      $      5,975      $       1,576
                                                       ============      ============      =============











See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Ruby Mining Company (the "Company") and its wholly-owned subsidiary, Admiralty Corporation ("Admiralty"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates.

The Company and its subsidiary are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $14,042,352. These matters indicate substantial doubt about the ability of the Company to continue as a going concern. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.

NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method. Presented below is certain financial information of the Company with comparative proforma information determined as if the Company had accounted for the stock-based compensation utilizing the fair-value method

                                                             March 31, 2003        March 31, 2002
                                                             --------------        --------------
     Net Loss as reported                                    $    (327,104)        $    (603,543)
     Basic and diluted loss per share
       As reported                                           $       (0.01)        $       (0.03)
     Stock-based employee compensation
       cost included in net loss as reported                 $          -          $          -
     Stock based employee compensation
       cost based on fair-value method                       $          -          $          -
     Proforma net loss including stock-based
       compensation cost based on fair-value method          $    (327,104)        $    (603,543)
     Proforma basic and diluted loss per share
       including stock-based compensation
       cost based on fair-value method                       $       (0.01)        $       (0.03)

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


NOTE 3 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At March 31, 2003 the Company had outstanding 2,961,340 warrants and 768,200 options on common stock, each convertible to one share of the Company's common stock. The options exercised to common stock and shown as a reduction of equity have been presented in the outstanding shares presentation and in the earnings per share presentation. The following presents the calculation of basic earnings per share:

                                                     For the Three Months Ended March 31, 2003
                                               -------------------------------------------------------
                                                                      Weighted
                                                                   Average Shares        Per-Share
                                                 (Numerator)        (Denominator)          Amount
                                               ---------------    ----------------    ----------------
BASIC EPS
  Income (loss) available to common
     shareholders'                             $     (327,104)    $     30,286,836    $          (0.01)
                                               ==============     ================    ================

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and it's wholly owned subsidiary Admiralty Corporation ("Admiralty") are a development stage company and have had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the three months ended March 31, 2003 through the issuance of common stock and through short-term borrowings. In addition, employees of the entity have partially deferred payments of compensation to provide liquidity for the company.


PLAN OF OPERATION

As the Company has completed the reorganization of the entities, management believes that the Company has enhanced access to investments of capital. Management is utilizing existing relationships and business advisors to seek opportunities for capital investments. With the Company's current cash level, operations of the Company would be limited over the next twelve months without an additional capital investment to satisfy existing liabilities and to fund future operations. During the three months ended March 31, 2003, the Company satisfied liquidity needs through short term borrowing and the sale of equity instruments.

RESULTS OF OPERATIONS

The Company had no revenue from operations during the three months ended March 31, 2003.

For the three months ended March 31, 2003, the Company incurred a net loss of $327,104, compared to a net loss of $603,543 for the three months ended March 31, 2002. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue the historic shipwrecks.

For the three months ended March 31, 2003, compensation costs and depreciation and amortization, have remained comparable to these costs for the three months ended March 31, 2002. General and administrative costs for the three months ended March 31, 2003 have also remained consistent with these costs for the three months ended March 31, 2002. Professional fees were $25,105 for the three months ended March 31, 2003. A decrease of $306,429 from $331,534 for the three months ended March 31, 2002. The Company issued stock of the Company as compensation for consulting professional services in 2002, which is expensed at the estimated market value of the company's stock. This decrease in the expense from 2002 to 2003 is primarily the result of the significant decrease in the professional services contracted by the Company.

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

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

A Complaint for Turnover was filed in the United States Bankruptcy Court Northern District of Georgia Atlanta Division against Admiralty Corporation by Dale R. F. Goodman, Trustee for the Bankruptcy Estate of Ralph Franklin Ketchum, Jr. and Patsy Sue Ketchum on April 19, 2002. The Complaint alleges that Debtor Ralph Franklin Ketchum, Jr. is owed back salary from Admiralty Corporation for years 1999 and 2000 in the amount of $66,000.

A Complaint was filed in the State Court of Fulton County Georgia against Admiralty Corporation by Kritzer & Levick, P.C. on October 2, 2002. The Complaint alleges that Kritzer & Levick, P.C. is owed monies from Admiralty Corporation for legal services rendered in the amount of $50,000, which has been accrued by the Company.

The Company previously occupied office space pursuant to a Lease Agreement upon which it defaulted. The landlord under that lease was granted a Consent Judgment on March 1, 2002 for past due rent, expenses and interest in the aggregate amount of approximately $108,000. To date, approximately $14,000 has been applied to the judgment amount, leaving an unsatisfied balance of $94,000. The Company vacated the leased premises and the balance of the Judgment remains outstanding and has been accrued by the Company

The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend its position and believes the outcome of any litigation will not have a material effect on the Company.

Item 2.  Changes in Securities and Use of Proceeds
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K.
The Company filed no reports on Form 8-K during the third quarter ended March 31, 2003.

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

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 18, 2003.

                                         Ruby Mining Co.,
                                         a Colorado corporation


                                         By: /s/  Herbert C. Leeming
                                             -----------------------------------
                                         Name: Herbert C. Leeming
                                         Title: Chief Executive Officer


                                         By:  /s/  Murray D. Bradley
                                             -----------------------------------
                                         Name: Murray D. Bradley
                                         Title: Chief Financial and Accounting
                                         Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB/A of Ruby Mining Co. for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Herbert C. Leeming, Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed this quarterly report on Form 10-QSB/A of Ruby Mining Co.;

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

Dated:  June 18, 2003                  By:   /s/  Herbert C. Leeming
                                            ------------------------------------
                                            Herbert C. Leeming
                                            Chief Executive Officer

This certification accompanies this Quarterly Report on Form 10-QSB/A pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB/A of Ruby Mining Co., for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Murray D. Bradley, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed this quarterly report on Form 10-QSB/A of Ruby Mining Co.;

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

Dated:  June 18, 2003                  By:   /s/  Murray D. Bradley
                                            ------------------------------------
                                            Murray D. Bradley
                                            Chief Financial Officer

     This certification accompanies this Quarterly Report on Form 10-QSB/A pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.