Form 10QSB
period 2003-06-30
RUBY MINING CO
filed 2003-08-19
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

 x   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

                  For the quarterly period ended June 30, 2003

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

                               YES   X     NO
                                   -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding at June 30, 2003
           -----                            ----------------------------
Common Stock, $.001 Par Value                      30,820,169 shares

Transitional Small Business Disclosure Format:  YES             NO     X
                                                    ----------     ----------

                       RUBY MINING COMPANY AND SUBSIDIARY
                                   Form 10-QSB

                                      Index


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of June 30, 2003
           and December 31, 2002                                               1

          Condensed Consolidated Statements of Operations for the Three
           Months Ended June 30, 2003 and 2002, and for the period from
           inception through June 30, 2003                                     2

          Condensed Consolidated Statements of Operations for the Six
           Months Ended June 30, 2003 and 2003                                 3

          Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2003 and 2002, and for the period
           from inception through June 30, 2003                                4

          Notes to Condensed Consolidated Financial Statements               5-7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8-9

Item 3.   Controls and Procedures                                             10

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   11

Item 2.   Changes in Securities and Use of Proceeds                           11

Item 3.   Defaults Upon Senior Securities                                     11

Item 4.   Submission of Matter to a Vote of Security Holders                  11

Item 5.   Other Information                                                   11

Item 6.   Exhibits and Reports on Form 8-K                                    12

          Signatures

          Exhibit Index

                                     Part I
                              FINANCIAL INFORMATION
                          Item 1. Financial Statements
                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002
                                   (unaudited)

                                                         June 30,         December 31,
                                                           2003               2002
                                                       ------------      -------------

                             ASSETS
Current Assets
   Cash in bank                                        $      1,538      $      1,606
   Expense and employee receivable                          100,177            98,091
   Other                                                     11,367            10,368
                                                       ------------      ------------
         Total current assets                               113,082           110,065

Fixed assets, net of accumulated depreciation                 6,182            11,962
Other assets                                                 41,080            40,579
                                                       ------------      ------------

         Total assets                                  $    160,344      $    162,606
                                                       ============      ============


             LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
   Accounts payable                                    $    878,335      $    842,934
   Accrued compensation and consulting fees                 767,625           698,124
   Shares to be issued for converted debt                      --              20,000
   Short-term advances                                      370,200           206,900
                                                       ------------      ------------

         Total current liabilities                        2,016,160         1,767,958

Long-term debt, net of discount                           3,409,081         3,233,165
Interest payable                                          2,295,053         2,070,968
                                                       ------------      ------------

         Total liabilities                                7,720,294         7,072,091
                                                       ------------      ------------

Stockholders' deficit
   Common stock                                              30,820            29,820
   Paid-in capital                                        7,022,840         6,988,839
   Subscribed shares                                        105,000            90,000
   Receivable for exercised options                        (311,491)         (302,896)
   Development stage deficit                            (14,407,119)      (13,715,248)
                                                       ------------      ------------
         Total stockholders' deficit                     (7,559,950)       (6,909,485)
                                                       ------------      ------------

         Total liabilities and stockholders'
              Deficit                                  $    160,344      $    162,606
                                                       ============      ============

See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                   Three Months Ended
                                          From Inception                 June 30,
                                             through         --------------------------------
                                          June 30, 2003           2003               2002
                                          -------------      -------------      -------------

Revenues                                  $     199,927      $       --         $      83,333
                                          -------------      -------------      -------------

Operating expenses

   Compensation and employee benefits         2,892,381             29,030             56,184
   Research and development                   1,440,423               --                 --
   General and administrative                 3,364,151             56,251             72,234
   Depreciation and amortization                144,213              2,890              3,906
   Professional fees                          3,211,967             73,969            180,181
                                          -------------      -------------      -------------
                                             11,053,135            162,140            312,505
                                          -------------      -------------      -------------

         Operating (loss)                   (10,853,208)          (162,140)          (229,172)

Other income (expense)                          517,658              5,574              6,045
Interest (expense)                           (4,071,569)          (208,201)          (211,962)
                                          -------------      -------------      -------------

         Net (loss)                       $ (14,407,119)     $    (364,767)     $    (435,089)
                                          =============      =============      =============

Net (loss) per common share:
   Basic and diluted                                         $       (0.01)     $       (0.02)
                                                             =============      =============























See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                           Six Months Ended
                                               June 30,
                                     -----------------------------
                                         2003             2002
                                     ------------     ------------

Revenues                             $      --        $    111,111
                                     ------------     ------------

Operating expenses

   Compensation and employee
     Benefits                             76,500           110,117
   Research and development                 --                --
   General and administrative            111,878           133,996
   Depreciation and amortization           5,780             8,125
   Professional fees                      99,074           511,715
                                     -----------      ------------
                                         293,232           763,953
                                     -----------      ------------

         Operating (loss)               (293,232)         (652,842)

Other income (expense)                    11,103             8,734
Interest (expense)                      (409,742)         (394,524)
                                     -----------      ------------

         Net (loss)                  $  (691,871)     $ (1,038,632)
                                     ===========      ============

Net (loss) per common share:
   Basic and diluted                 $     (0.02)     $      (0.04)
                                     ===========      ============





















See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           From Inception
                                                               Six Months Ended              Through
                                                                   June 30,                June 30,2003
                                                       -------------------------------     --------------
                                                            2003              2002
                                                       -------------     -------------

Operating activities
   Net loss                                            $   (691,871)     $ (1,038,632)     $(14,407,119)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                       5,780             8,125           142,995
          Discount amortization                             175,916           158,118         1,504,939
          Equity-based professional services                   --             360,000           878,960
          Increase in accounts payable                       35,402            79,950           921,373
          Increase in interest payable                      224,085           208,607         2,295,053
          Other, net                                         59,405           144,293           675,133
                                                       ------------      ------------      ------------

         Net cash used in operating activities             (191,283)          (79,539)       (7,988,666)
                                                       ------------      ------------      ------------

Investing activities
   Advances under notes receivable                           (2,086)           (1,104)         (141,947)
   Purchase of fixed assets                                    --                --            (149,177)
                                                       ------------      ------------      ------------

         Net cash used in investing activities               (2,086)           (1,104)         (291,124)
                                                       ------------      ------------      ------------

Financing activities
   Issuance of common stock and warrants                     15,001            18,000         5,826,986
   Short-term advances                                      163,300            75,000           445,200
   Stock subscription                                        15,000              --             105,000
   Issuance of debentures                                      --                --           1,904,142
                                                       ------------      ------------      ------------

         Net cash provided by financing activities          193,301            93,000         8,281,328
                                                       ------------      ------------      ------------

Net increase (decrease) in cash                                 (68)           12,357             1,538

Cash at beginning of period                                   1,606               728              --
                                                       ------------      ------------      ------------

Cash at end of period                                  $      1,538      $     13,085      $      1,538
                                                       ============      ============      ============












See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Ruby Mining Company (the "Company") and its wholly-owned subsidiary, Admiralty Corporation ("Admiralty"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of June 30, 2003 and for the six months ended and three months ended June 30, 2003 and 2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report. The balance sheet as of December 31, 2002 has been derived from the balance sheet included in the Company's Form 10KSB for the year ended December 31, 2002.

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

The Company and its subsidiary are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $14,407,119. These matters indicate substantial doubt about the ability of the Company to continue as a going concern. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method. Presented below is certain actual financial information of the Company with comparative pro forma information determined as if the Company had accounted for the stock-based compensation for the periods presented utilizing the fair-value method .

                                          Three            Three              Six              Six
                                          Months           Months            Months           Months
                                           Ended            Ended            Ended             Ended
                                          June 30,         June 30,         June 30,          June 30,
                                            2003             2002             2003              2002
                                        -------------    ------------     ------------     --------------

Net loss as reported                    $   (364,767)    $  (435,089)     $  (691,871)     $  (1,038,632)

Loss per share as reported,
  basic and diluted                     $      (0.01)    $     (0.02)     $     (0.02)     $       (0.04)

Stock-based employee
compensation cost in net
loss as reported                        $      --        $      --        $      --        $        --

Stock-based employee
compensation cost based on fair-
value method                            $      --        $      --        $      --        $        --

Pro forma net loss including stock-
based compensation cost based on
fair-value method                       $  (364,767)     $  (435,089)     $  (691,871)     $  (1,038,632)

Pro forma loss per share including
stock-based compensation cost
based on fair-value method, basic
and diluted                             $     (0.01)     $     (0.02)     $     (0.02)    $        (0.04)

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At June 30, 2003 the Company had outstanding 3,031,340 warrants and 768,200 options on common stock, each convertible to one share of the Company's common stock. The options exercised to common stock and shown as a reduction of equity have been presented in the outstanding shares presentation and in the earnings per share presentation.

The following presents the calculation of basic earnings per share:

                                                      For the six months ended June 30, 2003
                                                  -----------------------------------------------
                                                                     Weighted
                                                                  Average Shares      Per-Share
                                                  (Numerator)      Denominator)         Amount
                                                  ------------    --------------     ------------

Basic EPS
     Income (loss) available to common
        shareholders'                             $  (691,871)    $  30,553,503     $     (0.02)
                                                  ============    =============     ============



                                                      For the three months ended June 30, 2003
                                                  -----------------------------------------------
                                                                     Weighted
                                                                  Average Shares      Per-Share
                                                  (Numerator)      Denominator)         Amount
                                                  ------------    --------------     ------------

Basic EPS
     Income (loss) available to common
        shareholders'                             $  (364,767)    $  30,820,169     $     (0.01)
                                                  ============    =============     ============

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and it's wholly owned subsidiary Admiralty Corporation ("Admiralty") are a development stage company and have had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the six months ended June 30, 2003 through the issuance of common stock and warrants, and through short-term borrowings. In addition, employees of the entity have partially deferred payments of compensation to provide liquidity for the company.


PLAN OF OPERATION

As the Company has completed the reorganization of the entities, management believes that the Company has enhanced access to investments of capital. Management is utilizing existing relationships and business advisors to seek opportunities for capital investments. With the Company's current cash level, operations of the Company would be limited over the next twelve months without an additional capital investment to satisfy existing liabilities and to fund future operations. During the six months ended June 30, 2003, the Company satisfied liquidity needs through short-term borrowings and the sale of equity instruments.


RESULTS OF OPERATIONS

The Company had no revenue from operations during the six months ended June 30, 2003.

For the three months ended June 30, 2003, the Company incurred a net loss of $364,767, compared to a net loss of $435,089 for the three months ended June 30, 2002. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue the historic shipwrecks.

For the three months ended June 30, 2003 compensation costs and depreciation and amortization, have declined from the three months ending June 30, 2002 due to the limited activities of the Company, and to the declining depreciable basis of the fixed assets. General and administrative costs for the three months ended June 30, 2003, has decreased from the costs for the three months ended June 30, 2002, due to the limited activities of the Company. Professional fees for the three months ended June 30, 2003has decreased from the three months ended June 30, 2002 due to a decrease in services contracted by the Company.

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

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A Development Stage Company)

                                     PART II
                                OTHER INFORMATION

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

A Complaint for Turnover was filed in the United States Bankruptcy Court Northern District of Georgia Atlanta Division against Admiralty Corporation by Dale R. F. Goodman, Trustee for the Bankruptcy Estate of Ralph Franklin Ketchum, Jr. and Patsy Sue Ketchum on April 19, 2002. The Trustee obtained a judgment against Admiralty in the amount of $66,000 for back salary allegedly due to the Debtor Ralph Franklin Ketchum, Jr. for the years 1999 and 2000.

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

         None

Item 5.    Other Information

         None

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31.1 Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


(b) Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 2003.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A Development Stage Company)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 18, 2003.

                                       Ruby Mining Co.,
                                       a Colorado corporation


                                       By:  /s/ Herbert Leeming
                                           -------------------------------------
                                           Name: Herbert C. Leeming
                                           Title: Chief Executive Officer



                                       By:  /s/Murray Bradley
                                           -------------------------------------
                                           Name: Murray D. Bradley
                                           Title: Chief Financial and
                                                  Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.         Description of Exhibit

Exhibit 31.1 Certification of President and Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.