Form 10QSB
period 2003-09-30
RUBY MINING CO
filed 2003-11-12
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

 x   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

                For the quarterly period ended September 30, 2003

     Transition Report Pursuant to 13 or 15(d) of the Securities Exchange --- Act of 1934

              For the transition period of __________ to _________

                         Commission File Number 0-7501.
                                                ------

                              RUBY MINING COMPANY.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                   83-0214117
           --------                                   ----------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

              3490 Piedmont Rd., Suite 304, Atlanta, Georgia 30305
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                     Issuers Telephone Number (404) 231-8500



            3399 Peachtree Rd. NE, Suite 810, Atlanta, Georgia 30326
-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Year)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X    NO
                                        -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding at September 30, 2003
           -----                               ---------------------------------
Common Stock, $.001 Par Value                          30,820,169 shares

Transitional Small Business Disclosure Format:  YES             NO     X
                                                    ----------     ----------

                       RUBY MINING COMPANY AND SUBSIDIARY
                                   Form 10-QSB

                                      Index


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 2003
           and December 31, 2002                                               1

          Condensed Consolidated Statements of Operations for the Three
           Months Ended September 30, 2003 and 2002, and for the period
           from inception through September 30, 2003                           2

          Condensed Consolidated Statements of Operations for the Nine
           Months Ended September 30, 2003 and 2002                            3

          Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2003 and 2002, and for the period
           from inception through September 30, 2003                           4

          Notes to Condensed Consolidated Financial Statements
                                                                             5-7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8-9

Item 3.   Controls and Procedures                                             10

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   11

Item 2.   Changes in Securities and Use of Proceeds                           12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matter to a Vote of Security Holders                  12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

          Signatures

          Exhibit Index

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           2003              2002
                                                       -------------     ------------

                    ASSETS
CURRENT ASSETS
   Cash in bank                                        $     27,732      $      1,606
   Expense and employee receivable                          101,222            98,091
   Other                                                     11,368            10,368
                                                       ------------      ------------
         TOTAL CURRENT ASSETS                               140,322           110,065

Fixed assets, net of accumulated depreciation                 3,470            11,962
Other assets                                                 41,204            40,579
                                                       ------------      ------------

         TOTAL ASSETS                                  $    184,996      $    162,606
                                                       ============      ============


    LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
   Accounts payable                                    $    870,544      $    842,934
   Accrued compensation and consulting fees                 800,125           698,124
   Shares to be issued for converted debt                      --              20,000
   Short-term advances                                      417,200           206,900
                                                       ------------      ------------


         TOTAL CURRENT LIABILITIES                        2,087,869         1,767,958

Long-term debt, net of discount                           3,500,522         3,233,165
Interest payable                                          2,412,093         2,070,968
                                                       ------------      ------------

         TOTAL LIABILITIES                                8,000,484         7,072,091
                                                       ------------      ------------

Stockholders' deficit
   Common stock                                              30,820            29,820
   Paid-in capital                                        7,022,840         6,988,839
   Subscribed shares                                        250,700            90,000
   Receivable for exercised options                        (315,862)         (302,896)
   Development stage deficit                            (14,803,986)      (13,715,248)
                                                       ------------      ------------
         Total stockholders' deficit                     (7,815,488)       (6,909,485)
                                                       ------------      ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
              DEFICIT                                  $    184,996      $    162,606
                                                       ============      ============

See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                   Three Months Ended
                                          From Inception             September 30,
                                             through         ------------------------------
                                          September 30,          2003              2002
                                              2003
                                          -------------      ------------      ------------

Revenues                                  $     199,927      $       --        $     83,333
                                          -------------      ------------      ------------

Operating expenses

   Compensation and employee benefits         2,955,381            63,000            46,500
   Research and development                   1,440,423              --                --
   General and administrative                 3,455,543            91,392            13,821
   Depreciation and amortization                146,925             2,712             3,497
   Professional fees                          3,239,272            27,305           135,066
                                          -------------      ------------      ------------
                                             11,237,544           184,409           198,884
                                          -------------      ------------      ------------

         Operating (loss)                   (11,037,617)         (184,409)         (115,551)

Other income (expense)                          521,781             4,123            17,658
Interest (expense)                           (4,288,150)         (216,581)         (193,741)
                                          -------------      ------------      ------------

         Net (loss)                       $ (14,803,986)     $   (396,867)     $   (291,634)
                                          =============      ============      ============

Net (loss) per common share:
   Basic and diluted                                         $      (0.01)     $      (0.01)
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

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                Nine Months Ended
                                                  September 30,
                                          ----------------------------
                                             2003              2002
                                          -----------      -----------

Revenues                                  $      --        $   194,444
                                          -----------      -----------

Operating expenses

   Compensation and employee benefits         139,500          156,617
   Research and development                      --               --
   General and administrative                 203,270          147,817
   Depreciation and amortization                8,492           11,622
   Professional fees                          126,379          646,781
                                          -----------      -----------
                                              477,641          962,837
                                          -----------      -----------

         Operating (loss)                    (477,641)        (768,393)

Other income (expense)                         15,226           26,392
Interest (expense)                           (626,323)        (588,265)
                                          -----------      -----------

         Net (loss)                       $(1,088,738)     $(1,330,266)
                                          ===========      ===========

Net (loss) per common share:
   Basic and diluted                      $     (0.04)     $     (0.05)
                                          ===========      ===========




















See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             From Inception
                                                              Nine Months Ended                 Through
                                                                September 30,              September 30, 2003
                                                       -------------------------------     ------------------
                                                           2003              2002
                                                       -------------     -------------

Operating activities
   Net loss                                            $ (1,088,738)     $ (1,330,266)        $(14,803,986)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                       8,492            11,622              145,707
          Discount amortization                             267,357           240,371            1,596,380
          Equity-based professional services                   --             697,547              878,960
          Increase in accounts payable                       27,610            54,866              913,581
          Increase in interest payable                      341,125           315,234            2,412,093
          Other, net                                         87,410          (106,490)             703,138
                                                       ------------      ------------         ------------

         Net cash used in operating activities             (356,744)         (117,116)          (8,154,127)
                                                       ------------      ------------         ------------

Investing activities
   Advances under notes receivable                           (3,131)           (2,939)            (142,992)
   Purchase of fixed assets                                    --                --               (149,177)
                                                       ------------      ------------         ------------

         Net cash used in investing activities               (3,131)           (2,939)            (292,169)
                                                       ------------      ------------         ------------

Financing activities
   Issuance of common stock and warrants                     15,001            58,000            5,826,986
   Short-term advances                                      210,300            75,000              492,200
   Stock subscription                                       160,700              --                250,700
   Issuance of debentures                                      --                --              1,904,142
                                                       ------------      ------------         ------------

         Net cash provided by financing activities          386,001           133,000            8,474,028
                                                       ------------      ------------         ------------

Net increase (decrease) in cash                              26,126            12,945               27,732

Cash at beginning of period                                   1,606               728                 --
                                                       ------------      ------------         ------------

Cash at end of period                                  $     27,732      $     13,673         $     27,732
                                                       ============      ============         ============









See notes to condensed consolidated financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Ruby Mining Company (the "Company") and its wholly-owned subsidiary, Admiralty Corporation ("Admiralty"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of September 30, 2003, and for the nine months ended and three months ended September 30, 2003 and 2002, are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report. The balance sheet as of December 31, 2002 has been derived from the balance sheet included in the Company's Form 10KSB for the year ended December 31, 2002.

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

The Company and its subsidiary are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $14,803,986. These matters indicate substantial doubt about the ability of the Company to continue as a going concern. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.

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

                                  Three Months   Three Months    Nine Months     Nine Months
                                     Ended          Ended          Ended           Ended
                                  September 30,  September 30,  September 30,   September 30,
                                      2003           2002           2003            2002
                                  -------------  -------------  -------------   -------------

Net loss as reported              $  (396,867)   $   291,634)   $ (1,088,738)   $ (1,330,266)

Loss per share as reported,
  basic and diluted               $     (0.01)   $     (0.01)   $      (0.04)   $      (0.05)

Stock-based employee
  compensation cost included
  in net loss as reported         $     --       $      --      $       --      $       --

Stock-based employee
  compensation cost based
on fair-value method              $     --       $      --      $       --      $       --

Pro forma net loss including
  stock-based compensation cost
  based on fair-value method      $  (396,867)   $  (291,634)   $ (1,088,738)   $ (1,330,266)

Pro forma loss per share
  including stock-based
  compensation cost based on
  fair-value method, basic
  and diluted                     $     (0.01)   $     (0.01)   $      (0.04)   $      (0.05)

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At September 30, 2003 the Company had outstanding 3,031,340 warrants and 768,200 options on common stock, each convertible to one share of the Company's common stock. The options exercised to common stock and shown as a reduction of equity have been presented in the outstanding shares presentation and in the earnings per share presentation.

The following presents the calculation of basic earnings per share:



                         NINE MONTHS ENDED SEPTEMBER 30,
 -------------------------------------------------------------------------------
                                                         2003          2002
                                                     -----------    -----------

 Basic and Diluted Earnings Per Share:
   Weighted average common shares outstanding         30,570,169     25,943,269
                                                     ===========    ===========

   Net income                                        $(1,088,738)   $(1,330,266)
                                                     ===========    ===========

   Basic and diluted earnings per share              $     (0.04)   $     (0.05)
                                                     ===========    ===========


                        THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                         2003           2002
                                                     -----------    -----------
 Basic and Diluted Earnings Per Share:
   Weighted average common shares outstanding         30,820,169     28,840,169
                                                     ===========    ===========

   Net income                                        $  (396,867)   $  (291,634)
                                                     ===========    ===========

   Basic and diluted earnings per share              $     (0.01)   $     (0.01)
                                                     ===========    ===========

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and it's wholly owned subsidiary Admiralty Corporation ("Admiralty") are a development stage company and have had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the nine months ended September 30, 2003 through the issuance of 1,821,250 shares of common stock for a consideration of $147,500 from 9 individuals. The certificates were issued in the first week of October 2003. In addition, employees of the entity have partially deferred payments of compensation to provide liquidity for the company.

PLAN OF OPERATION

As the Company has completed the reorganization of the entities, management believes that the Company has enhanced access to investments of capital. Management is utilizing existing relationships and business advisors to seek opportunities for capital investments. Currently, Management is seeking to privately place $1,200,000 worth of restricted stock at a price of $0.25 per share to accredited investors. With the Company's current cash level, operations of the Company would be limited over the next twelve months without an additional capital investment to satisfy existing liabilities and to fund future operations. During the nine months ended September 30, 2003, the Company satisfied liquidity needs through short-term borrowings and the sale of equity instruments.

RESULTS OF OPERATIONS

The Company had no revenue from operations during the nine months ended September 30, 2003.

For the three months ended September 30, 2003, the Company incurred a net loss of $396,867 compared to a net loss of $291,634 for the three months ended September 30, 2002. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue the historic shipwrecks.

For the three months ended September 30, 2003 depreciation and amortization, have declined from the three months ending September 30, 2002 due to the limited activities of the Company, and due to the declining depreciable basis of the fixed assets. General and administrative costs for the three months ended September 30, 2003, has increased from the costs for the three months ended September 30, 2002, due to increased activities related to obtaining funding. Professional fees for the three months ended September 30, 2003 has decreased from the three months ended September 30, 2002 due to a decrease in services contracted by the Company.

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

                       RUBY MINING COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                     PART II
                                OTHER INFORMATION

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

A Complaint for Turnover was filed in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, against Admiralty Corporation by Dale R. F. Goodman, Trustee for the Bankruptcy Estate of Ralph Franklin Ketchum, Jr. and Patsy Sue Ketchum on April 19, 2002. The Trustee obtained a judgment against Admiralty in the amount of $66,000 for back salary allegedly due to the Debtor Ralph Franklin Ketchum, Jr. for the years 1999 and 2000. Admiralty, through a friendly shareholder, has proposed to compromise and settle this matter for less than the $66,000 judgment and is waiting for a response from the Trustee.

A Complaint was filed in the State Court of Fulton County Georgia against Admiralty Corporation by Kritzer & Levick, P.C. on October 2, 2002. The Complaint alleges that Kritzer & Levick, P.C. is owed monies from Admiralty Corporation for legal services rendered in the amount of $50,000, which has been accrued by the Company.

The Company previously occupied office space pursuant to a Lease Agreement upon which it defaulted. The landlord under that lease was granted a Consent Judgment on March 1, 2002 for past due rent, expenses and interest in the aggregate amount of approximately $108,000. To date, approximately $14,000 has been applied to the judgment amount, leaving an unsatisfied balance of $94,000. The Company vacated the leased premises and the balance of the Judgment remains outstanding and has been accrued by the Company. However, the Company is currently in negotiations with the former landlord to compromise and settle the judgment for an amount less than the unsatisfied balance.

The Company filed a Complaint against two individuals who had been engaged by the Company to provide consulting services ("Consultants") on October 24, 2003 in the Superior Court of Fulton County, Georgia. The compliant alleges that the Consultants breached their respective Consulting Agreements with the Company and wrongfully converted the 2,350,000 shares of common stock (the "Consulting Shares") and $20,000 of cash ("Consulting Cash") received by them from the Company as consulting fees and fraudulently induced the Company to enter into the Consulting Agreements. The Complaint seeks a judgment compelling the Consultants to return the Consulting Shares or the cash equivalent thereof and the Consulting Cash and for punitive damages, attorneys' fees and all costs of court.

The Company is also engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend or prosecute its position, as the case may be, and believes the outcome of any litigation will not have a material effect on the Company.

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

 (a) Exhibits

Exhibit 31.1       Certification  of  President  and  Chief  Executive   Officer
                   Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


(b) Form 8-K

Reports on Form 8-K. The Company filed a Current Report on Form 8-K on July 8, 2003 with respect to its licensing agreement with Georgia Tech Research Corporation. Additionally, the Company filed a current report on form 8-K on November 10, 2003 with respect to the nullification, cancellation and discontinuation of International Recovery Group, LLC.

                       RUBY MINING COMPANY AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 11, 2003.

                                  Ruby Mining Co.,
                                  a Colorado corporation


                                  By:   /s/ Herbert C. Leeming
                                      ------------------------------------------
                                  Name: Herbert C. Leeming
                                  Title: Chief Executive Officer


                                  By:   /s/ Murray D. Bradley, Jr.
                                      ------------------------------------------
                                  Name: Murray D. Bradley, Jr.
                                  Title: Chief Financial and Accounting Officer

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