Form 10KSB
period 2003-12-31
RUBY MINING CO
filed 2004-04-26
CIK 85684

U.S SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                           COMMISSION FILE NO. 0-7501

                               RUBY MINING COMPANY
 -------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  COLORADO                                  83-0214117
--------------------------------------------          -------------------------
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


             3399 PEACHTREE RD. NE, SUITE 810, ATLANTA GEORGIA 30326
 -------------------------------------------------------------------------------
                          (REGISTRANT'S FORMER ADDRESS)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT OR 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           [ X ]   YES       [   ]   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant had no revenues for the most recent fiscal year.

As of April 21, 2004 the Registrant had 51,120,175 shares of Common Stock, $.001 par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was approximately $23,498,032.

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

     Prior to the effectuation of the Share Exchange Agreement, the Company was engaged in the general minerals business, including the acquisition, exploration and development and/or sale or lease of mineral properties and the purchase and lease of mineral exploration and mining equipment. The Company is now engaged in the business of testing and deploying Admiralty's proprietary detection technology to be used, in partnership with governments, marine archaeologists and other nautical and maritime experts, to locate and recover valuable cargoes from historic shipwrecks, primarily those from the 16th, 17th, and 18th centuries. The Company is also studying the potential of utilizing its technology to assist domestic governmental agencies to locate and retrieve for disposal unexploded marine ordnance and weapons.

GENERAL DESCRIPTION

     Admiralty has focused its efforts to date in seven main areas:

     1. Developing a new, proprietary technology to detect gold, silver and other precious metals in a salt-water environment, through layers of sand, sediment and coral.

     2. Conducting historical research on shipwrecks, principally those from the 16th, 17th, and 18th centuries.

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


     6. Acquiring marine vessels equipped with advanced conventional search and recovery capabilities for use in historic shipwreck search and recovery operations.

     7. Exploring, in association with domestic governmental agencies, the possibility of deploying the ATLIS(TM) technology to locate and retrieve for disposal unexploded ordnance and weapons in the territorial waters of the Untied States.

SHIPWRECK SEARCH AND RECOVERY TECHNOLOGY

     Admiralty has designed and developed a proprietary detection technology, which it calls ATLIS(TM), to locate, quantify and differentiate among precious metals in a marine environment. To assist it in enhancing the functionality of the ATLIS(TM) technology, Admiralty associated a university-affiliated scientific expert in the field of remote-sensing. Admiralty has completed the initial testing phase of its technology (in the laboratory and in the ocean) and is now building the first ATLIS(TM) field units for use in shipwreck search and recovery operations on the Pedro Bank in the territorial waters of Jamaica. Admiralty has received a Notice of Allowance from the U.S. Patent Office for certain aspects of its patent application for its ATLIS(TM) technology. Barring unforeseen circumstances, a U.S. patent can be expected to issue in due course. Admiralty also intends to file for international patent protection. During the past decade, Admiralty contracted with NASA and Sandia National Laboratories, the largest and most diverse of the United States Government Laboratories, to advise it with respect to existing and prospective remote-sensing technologies. Admiralty intends to maintain an active research and development program for the design and development of additional proprietary marine detection technologies and devices for use in historic shipwreck search and recovery operations.

     Admiralty has also enhanced the marine search capabilities associated with its ATLIS(TM) technology by positioning itself to acquire"fly-over" remote-sensing analysis in permitted areas to detect anomalies which may indicate the presence of historical shipwrecks. The use of such "fly-over" surveys could substantially reduce the time required to locate metal-bearing anomalies in the search area. The ATLIS(TM) technology could then be deployed to study in detail those anomalies which correlate with Admiralty's historic research and determine whether shipwreck recovery efforts are warranted.

SHIPWRECK SEARCH AND RECOVERY PERMITS

     Admiralty currently holds an exclusive permit from the Government of Jamaica (the first such permit issued in more than 18 years) to conduct search and recovery operations on the Pedro Bank, a 2000 square mile underwater "plateau" in the Caribbean Sea, southwest of Kingston, Jamaica. This area is believed to be one of the richest in the world for shipwrecks from the Spanish flotillas carrying gold and silver bars and coins, gemstones and artifacts from Latin America (then known as the "New World") to the Spanish Empire. Two of Admiralty's marine science consultants have estimated that there are 300 or more historic shipwrecks in the vicinity of the Pedro Bank.

     The ATLIS(TM) technology, by enabling the Company to pinpoint the location of valuable cargoes of historic shipwrecks, will allow the Company to restrict its recovery activities to a relatively confined area, thereby significantly mitigating the severe and often irreparable environmental damage resulting from the widespread excavation that is typically necessitated by conventional marine search and recovery operations. It was largely this serious environmental damage that led many nations to cease issuing permits many years ago to commercial marine salvage operators and often nefarious "treasure hunters". Mainly due to its ability to conduct its search and recovery operations without wreaking havoc on the marine environment, the Company was able to convince the Government of Jamaica to reconsider its longstanding moratorium on marine permits and grant to Admiralty a license to search for and recover valuable cargoes from historic shipwrecks situated on the Pedro Bank.

     Admiralty expects that other countries will be similarly receptive to the advantages and attributes of the ATLIS(TM) technology and therefore will favorably entertain applications by Admiralty for shipwreck search and recovery permits in their territorial waters. In this regard, Admiralty recently negotiated the key terms and conditions of a preliminary marine exploration and excavation permit from the Government of Mexico, which Admiralty believes will be issued to it later this year. Admiralty has also engaged in preliminary discussions regarding shipwreck search and recovery permits and licenses from several other governments and plans to continue to aggressively pursue these discussions during 2004.

SHIPWRECK RESEARCH

     In addition to its efforts directed to the acquisition of permits, Admiralty has identified and continues to identify potential search sites through its research into historical records which document the existence and often general location of wrecks in the target search areas. In some instances, the research materials describe the salvage efforts, if any, that may have been undertaken after the wreck occurred. Such research typically provides an indication of the value of the shipwreck since a detailed manifest (i.e., list and description of the items being transported) was prepared for each ship.

STRATEGIC ALLIANCES

     In addition to its past contractual relationships with governmental agencies such as NASA and Sandia, Admiralty has also developed new strategic contractual alliances with academic and other marine and maritime institutions, including (i) the Center for Maritime & Underwater Resource Management ("CMURM"), a non-profit organization originally affiliated with Michigan State University which assists and advises businesses, communities, and governments on projects involving the management and development of maritime and underwater resources, and (ii) Mount McGovern Co., Ltd. ("Mount McGovern"), a Canadian firm with expertise in nautical and terrestrial archaeology and heritage resource management. Areas of expertise of CMURM and Mount McGovern include historic shipwrecks and other maritime heritage, marine parks and protected areas, water-based recreation, coastal and heritage tourism, and scientific diving. Under contract with the Company, CMURM and Mount McGovern, in collaboration with representatives of the Government of Jamaica and the Jamaica Heritage Resource Management, produced the written archaeological recovery plan for Jamaica which has been accepted by Jamaica as the guide for the conduct of the Pedro Bank operations. CMURM is also working with Admiralty in the preparation of a preliminary study of shipwreck sites in the territorial waters of Mexico.

     The Company recently entered into an agreement with Georgia Tech Research Corporation, which serves as the contracting arm for the Georgia Institute of Technology (collectively, "Georgia Tech"). This agreement grants to Georgia Tech a non-exclusive license of the Company's ATLIS(TM) technology for conducting research and development activities towards the development of that technology for use in locating unexploded land-based ordnance. All other rights pertaining to the ATLIS(TM) technology, including, but not limited to, use in locating unexploded marine ordnance and in locating and recovering historic shipwrecks, are expressly reserved to the Company.

     The agreement does not grant to Georgia Tech any rights to commercialize the subject matter of the license. Moreover, the Company will own all rights to any improvements to the ATLIS(TM) technology resulting from the license, including any and all patent rights resulting from any such improvements, provided, however, a customary royalty will be paid to Georgia Tech in the event any such improvements become the subject of a U.S. patent application.

     The Company also initiated preliminary discussions with the U.S. Navy regarding the possibility of engaging the Navy to build a special "fish" (underwater towable device similar in shape to a torpedo) or submersible "sled" to carry the second or third generation ATLIS(TM) units in marine search operations..

SHIPWRECK SEARCH AND RECOVERY VESSELS

     The Company is currently completing its acquisition of the New World Legacy, a 110-foot, 169-ton ship (the "Ship") built specifically for historic shipwreck search and recovery operations in the Caribbean. The terms of the acquisition include the issuance of 1,000,000 shares of the Company's common stock to the corporation which owned the Ship and the assumption of certain liens and obligations encumbering the Ship.

     The Ship will accommodate 21 persons, including a crew of 4. It has been outfitted with sophisticated dive-support equipment and special marine survey and recovery equipment, including a "fish tow" cesium magnetometer, two hand-held cesium magnetometers, sub-bottom mapping electronic equipment and software, two 18-foot Boston Whalers, a heavy-duty crane, air compressors for diving tanks, and a full dive air Nitrox system.

     The Company intends to utilize the Ship for its Pedro Bank operations. The Ship is well-suited for such operations because many of the historic shipwreck targets are believed to be in shallow waters and the Ship only drafts 8 feet.

POTENTIAL REVENUE SOURCES

     Admiralty intends to generate future revenues from six principal sources: sale of cargo and trade items, sale of merchandise, income from exhibitions, corporate sponsorship fees and sale and licensing of intellectual property rights, and contracts with domestic governmental agencies to help locate and retrieve for disposal unexploded marine ordnance and weapons. Should the contract with Georgia Tech produce a technology useful in locating land mines and other terrestrial ordnance, there would be a seventh source of revenue for the Company.

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

     There is an enormous amount of unexploded ordnance in the territorial waters of the United States and a number of lost weapons, including hydrogen bombs. This problem poses a major hazard to the safety and well-being of many thousands of our citizens. Current marine technology has proven incapable of determining the precise location of much of this dangerous material. Our government spends many millions of dollars each year in location and remediation activities for this material. Admiralty believes it can successfully negotiate search contracts with the United States Government which management believes could produce a significant source of future revenue.

MISSION AND IMMEDIATE GOAL

     The Company's mission is to use its proprietary detection technology, in partnership or strategic alliance with governments, nautical archaeologists, marine scientists, "New World" historians, maritime attorneys, and other shipwreck specialists, to become the world leader in the location and recovery of historic shipwrecks. The Company's immediate goal is to transform the pursuit of valuable cargoes lost at sea from today's and yesterday's generally unpredictable, frequently unprofitable and far too often environmentally destructive operation into a business that tomorrow will be consistently predictable, profitable and environmentally acceptable. A secondary mission and goal is to utilize the ATLIS(TM) technology, under contract with governmental agencies, to locate for safe retrieval and disposal, unexploded marine ordnance and weapons.

COMPETITION

     There are many companies that are engaged in the pursuit of historic shipwrecks and thus could be considered competitors of Admiralty. Most, however, are single-project entities and many engage in the business only on a part-time basis or consider it more of a hobby than a profession. Furthermore, search and recovery licenses and permits like the one Admiralty holds from the Government of Jamaica, typically grant exclusive rights to the permit-holder for operations in the permitted area. Such agreements should effectively preclude competitors from conducting competing activities in the licensed or permitted territory.

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

     Furthermore, the Company may be subject to expropriation of valuable historic shipwreck sites located by it, although the Company intends to use its best efforts to protect itself against potential losses which could result from expropriation activities, such efforts to include the acquisition of political risk and expropriation insurance (as conditions dictate).

     A number of international organizations, such as the United Nations Educational, Scientific & Cultural Organization ("UNESCO") and certain environmental and historic preservation groups, are opposed to fundamental aspects of the commercial recovery of historic shipwrecks (those 100 years old or older) and are encouraging the nations of the world to place severe restrictions on or prohibit outright the commercial exploitation of historic shipwreck sites. In particular, UNESCO has adopted a treaty known as the Convention on the Protection of Underwater Cultural Heritage. If adopted, it would restrict access to historical shipwrecks around the world to the extent it would require compliance with certain guidelines. These guidelines require adherence to strict archaeological practices, and the Company intends to follow these guidelines, for the most part, in projects to which they are applicable. Nevertheless, the Company believes that the convention, if widely ratified and adopted, could increase regulation of shipwreck recovery operations and could result in higher costs.

     Management does not believe that the Convention will be widely adopted as presented. Indeed, the Convention has not even entered into force on its own terms. The United States, Great Britain, and several other critical nations have voiced their opposition to any Convention which would prevent legitimate private sector access to shipwrecks. In addition, several organizations, including the Maritime Law Association, Historic Shipwreck Salvors Professional Association and the Professional Shipwreck Explorers Association are actively engaged in promoting the role of legitimate commercial access to shipwrecks. Another development which may also pose a risk to the Company's planned business activities is the claim by certain maritime nations -- particularly the Government of the Kingdom of Spain -- that they have not abandoned and therefore still has possessory rights to their sovereign shipwrecks, including warships and vessels carrying government cargoes. Certain other countries whose waters contain Spanish shipwrecks have indicated they do not and will not accept such a claim by the Spanish Government and will contest any such claim vigorously. Insofar as the Company negotiates permits and agreements with host coastal States for access to their underwater cultural heritage resources, the impact of this development is lessened.

EMPLOYEES

     The Company has five full-time employees. In addition, the Company has several consultants who perform scientific, legal, archaeological, shipwreck research, permitting and licensing, public and investor relations, financial and business, and other services.

RISK FACTORS

     Investors in shares of the Company's Common Stock should consider carefully the following risk factors, in addition to other information in this Annual
Report:

Special Risk Associated with the Business of Historic Shipwreck Search and Recovery

     Historic shipwreck search and recovery, even with the ATLIS(TM) technology developed by Admiralty, is extremely speculative and involves a high degree of risk. Certain shipwrecks thought to contain valuable cargoes and artifacts already may have been partially or fully excavated or may not have had any items of value on board at the time of sinking. Furthermore, even if objects of believed value are located and recovered, there is the possibility that others, including both private parties and governmental entities, asserting conflicting claims, may challenge the Company's rights to the recovered objects. Additionally, natural hazards may render historic shipwreck search and recovery difficult or impossible. Conditions such as bad weather, strong currents, deep water, dangerous reefs and other unanticipated conditions may severely hinder the Company's operations. Moreover, recovery operations are typically very expensive. Finally, even if the Company is successful in locating and retrieving objects from a shipwreck and establishing good title thereto, there can be no assurance as to the value that such objects will bring at their sale, as the market for such objects is uncertain.

Development of Technology

     Admiralty has conducted only one ocean test of its ATLIS technology, which, although successful, was quite rudimentary in nature. There is no assurance that the Company will successfully produce a detection device which will function satisfactorily in actual historic shipwreck exploration and excavation operations so as to permit the Company to become commercially viable in such operations. The Company has previously encountered difficulties, largely brought about by insufficient funding, in its ATLIS(TM) technology development and production programs and there is no assurance that the Company will not encounter similar or other difficulties in its future technology development and production programs that could delay or even preclude the successful deployment of its detection technology in historic shipwreck search and recovery operations.

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

Risks Associated with Marine Search and Recovery Contracts with Governments; International Opposition to Commercial Historic shipwreck Recovery; Claims by Spain

     The Company intends to engage in operations in areas which require permits or licenses from domestic and foreign governments. Admiralty has applied for several marine search and recovery permits, but to date its only license has been issued by the Government of Jamaica. A temporary permit and license are expected to be forthcoming from the Government of Mexico. Permits are necessary to implement the Company's plan of operations. Additionally, marine exploration and recovery permits typically require the permit holder to follow certain specified procedures in connection with its search and recovery operations. In the event the Company receives a permit, but fails to follow such procedures and adhere to such restrictions, the permit can be terminated or revoked.

     Furthermore, the Company may be subject to expropriation of valuable historic shipwreck sites located by it, although the Company intends to use its best efforts to protect itself against potential losses which could result from expropriation activities, such efforts to include the acquisition of political risk and expropriation insurance (as conditions dictate).

     A number of international organizations, such as the United Nations Educational, Scientific & Cultural Organization ("UNESCO") and certain environmental and historic preservation groups, are opposed to fundamental aspects of the commercial recovery of historic shipwrecks (those 100 years old or older) and are encouraging the nations of the world to place severe restrictions on or prohibit outright the commercial exploitation of historic shipwreck sites. In particular, UNESCO has adopted a treaty known as the Convention on the Protection of Underwater Cultural Heritage. If adopted, it would restrict access to historical shipwrecks around the world to the extent it would require compliance with certain guidelines. These guidelines require adherence to strict archaeological practices, and the Company intends to follow these guidelines, for the most part, in projects to which they are applicable. Nevertheless, the Company believes that the convention, if widely ratified and adopted, could increase regulation of shipwreck recovery operations and could result in higher costs.

     Management does not believe that the Convention will be widely adopted as presented. Indeed, the Convention has not even entered into force on its own terms. The United States, Great Britain, and several other critical nations have voiced their opposition to any Convention which would prevent legitimate private sector access to shipwrecks. In addition, several organizations, including the Maritime Law Association, Historic Shipwreck Salvors Professional Association and the Professional Shipwreck Explorers Association are actively engaged in promoting the role of legitimate commercial access to shipwrecks.

     Another development which may also pose a risk to the Company's planned business activities is the claim by certain maritime nations -- particularly the Government of the Kingdom of Spain -- that they have not abandoned and therefore still has possessory rights to their sovereign shipwrecks, including warships and vessels carrying government cargoes. Certain other countries whose waters contain Spanish shipwrecks have indicated they do not and will not accept such a claim by the Spanish Government and will contest any such claim vigorously. Insofar as the Company negotiates permits and agreements with host coastal States for access to their underwater cultural heritage resources, the impact of this development is lessened.

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

Market Uncertainty for Recovered Cargo

     The Company intends to locate and recover precious metals (gold and silver), coins and bars, gemstones and items of historical and archaeological value in a marine environment. The precious metals market is subject to significant fluctuations in value and, although the market price has been rapidly increasing, there is no assurance that recoveries of precious metals by the Company, if any, will occur at a time when the market is favorable to sellers numismatic and investment values as well. Additionally, there is no assurance that numismatic or investment values can be obtained at significantly higher rates than bullion values for gold and silver, and the market for historical or numismatic objects may be adversely affected if an inordinately large supply of such items are offered for sale at or about the same time. There is no assurance that such a market will exist at the time the Company recovers such items, if ever, or that then existing prices will be sufficient for the Company to realize any significant profit from such objects. It may require an extended period of time before adequate profit, if any, is realized, on any artifacts which the Company may recover in the future.

Environmental and Archaeological Risks

     The effect of the Company's underwater search and recovery operations on the surrounding environment cannot currently be fully assessed. Due to the recent increased opposition to commercial historic shipwreck salvage by certain environmental and historic preservation groups and international organizations, such as UNESCO, it is possible that such groups and organizations may, in certain areas, attempt to adversely influence a government with regard to the Company's search and recovery operations on the grounds that they are harmful to the environment or historic preservation policies. In such event, the Company's search and recovery operations could be delayed or even prohibited, and the Company could be required to expend funds to contest such claims, which funds would normally be applied to the Company's operations. Management does not believe the Company's operations will be harmful to the environment or will compromise historic preservation values and will vigorously defend any such claims should an action be instituted. Moreover, Management intends to conduct its recovery operations in accordance with the standards of established nautical archaeology. No assurance can be given, however, that operations of the Company will not, on occasion, be later found to violate applicable environmental regulations or elements of nautical archaeological protocols.

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

Government Regulation

     The Company will be subject to a wide range of governmental regulations promulgated by various local, state, federal and foreign government agencies with respect to the Company's proposed business, including regulations which govern the search for and ownership of abandoned shipwrecks, as well as environmental and ecological regulations. The regulations controlling the Company's activities will depend upon the location of any particular search and recovery venture in which it may engage. Accordingly, the Company may be prevented from operating in a particular area in which it seeks to conduct activities because of its inability to comply with the applicable regulations imposed by the governing body of such area. Additionally, domestic and international laws governing the recovery and disposition of historic shipwrecks (those more than 100 years old) are somewhat indefinite and are the subject of ongoing legal clarification.

Risks Inherent in Government Contracts to Search for Unexploded Marine Ordnance and Weapons

     There is no assurance that the Company will be granted any government contracts to assist in locating and retrieving unexploded marine ordnance and weapons, or that, if such contracts are granted, that the Company will perform successfully. Fees and compensation arrangements under any such contracts are likely to be partially or wholly contingent upon success of the Company in locating designated targets. ATLIS(TM) was not specifically designed for such activities and may not perform this function effectively. Additionally, the targets, by their very nature, will pose significant hazards and dangers to all search and retrieval personnel.

Intellectual Property Rights

     The Company does not presently have a patent covering the ATLIS(TM) technology; however, it has received a Notice of Allowance from the U.S. Patent Office stating that certain of its patent claims will be allowed. Nevertheless, there is no assurance that the Company's applications will result in the issuance of full patents granting the Company the desired protection. However, the Company intends to preserve the secrecy of its technology by: (i) building into ATLIS(TM) equipment tamper-proof elements, (ii) permitting the actual operation of Admiralty's equipment units utilizing ATLIS(TM) technology only by certain key employees of the Company, (iii) revealing the critical information necessary to construct and operate ATLIS(TM) equipment only to a few key employees of Admiralty, and (iv) engaging a seasoned security force to handle all security matters. The Company can give no assurance that other companies will not be successful in developing technology-using processes similar to those developed by the Company.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains its offices at One Securities Centre, 3490 Piedmont Road, N.E. Suite 304, Atlanta, Georgia 30305. The offices consist of approximately 2,290 square feet of office space that the Company leases from a non-affiliated entity. The lease commenced on June 1, 2002. The company modified the lease on June 25, 2003 reducing the rentable square footage by 533 square feet to 1757 square feet of rented area effective July 1, 2003 and expiring July 31, 2005. The approximate yearly rental is as follows: 2004--$42,351.04 and 2005--$25,221.75.

ITEM 3.  LEGAL PROCEEDINGS.

     A Complaint for Turnover was filed in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, against Admiralty by Dale R. F. Goodman, Trustee for the Bankruptcy Estate of Ralph Franklin Ketchum, Jr. and Patsy Sue Ketchum on April 19, 2002. The Trustee obtained a judgment against Admiralty in the amount of $66,000 for back salary allegedly due to the Debtor Ralph Franklin Ketchum, Jr. for the years 1999 and 2000. Admiralty is attempting to settle the judgment for a lesser amount.

     A Complaint was filed in the State Court of Fulton County Georgia against Admiralty by Kritzer & Levick, P.C. on October 2, 2002. The Complaint alleged that Kritzer & Levick, P.C. was owed monies from Admiralty for legal services rendered in the amount of $50,000, which has been accrued by the Company. In January 2004, the Company settled this issue for $45,000.00 and the case was dismissed by mutual agreement of the parties.

     The Company previously occupied office space pursuant to a Lease Agreement upon which it defaulted. The landlord under that lease was granted a Consent Judgment on March 1, 2002 for past due rent, expenses and interest in the aggregate amount of approximately $108,000. Previously, approximately $14,000 had been applied to the judgment amount. In January, 2004, the Company entered into a settlement agreement for which the company paid $40,000.00 as a final settlement. All claims related to this matter were dismissed by mutual agreement of the parties.

     The Company filed a Complaint against two individuals who had been engaged by the Company to provide consulting services ("Consultants") on October 24, 2003 in the Superior Court of Fulton County, Georgia. The complaint alleges that the Consultants breached their respective Consulting Agreements with the Company and wrongfully converted the 2,350,000 shares of common stock (the "Consulting Shares") and $20,000 of cash ("Consulting Cash") received by them from the Company as consulting fees and fraudulently induced the Company to enter into the Consulting Agreements. The Complaint seeks a judgment compelling the Consultants to return the Consulting Shares or the cash equivalent thereof and the Consulting Cash and for punitive damages, attorneys' fees and all costs of court.

     The Company may be engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend or prosecute its position, as the case may be, and believes the outcome of any litigation will not have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

   (a)  PRINCIPAL MARKET OR MARKETS.

        The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "RUBM.OB". The following table sets forth the range for the high and low bid quotations for the Company's securities as reported by the OTC Bulletin Board. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

                            FISCAL 2002                 FISCAL 2003
                        -------------------         -------------------
        PERIOD           HIGH          LOW           HIGH         LOW
        ------           ----          ---           ----         ---

    1ST QUARTER         $0.09         $0.02         $0.10         $0.02
    2ND QUARTER         $0.26         $0.10         $0.12         $0.04
    3RD QUARTER         $0.17         $0.06         $0.39         $0.10
    4TH QUARTER         $0.09         $0.02         $0.61         $0.23


   (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

        The number of record holders of the Company's Common Stock at March 9, 2004 was approximately 2,598. This does not include shareholders that hold their stock in street name with broker-dealers.

   (c)  DIVIDENDS.

        Holders of the Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and none are anticipated in the foreseeable future.

   (d)  RECENT SALES OF UNREGISTERED SECURITIES.

        Securities issued during the fiscal year ending on December 31, 2003, were 3,221,250 shares of common stock to 33 individuals and entities in two private placements for a total consideration of $495,700.00 at prices ranging form $0.08 to $0.25 per share. These two private placements were done in reliance upon Regulation D of the Securities Act of 1933, as amended. The second private placement continued into 2004 for a total of $1,200,000.00 before offering costs. Additionally, 12,924,725 shares were issued in consideration for $755,537.66 in note trade debts and restricted stock in 2003. The prices were at fair market value at the time of the transactions (ranging from $0.026 to $0.25 per share) and were record on the books on the date of issuance.

         A business partnership, of which one of the Company's directors was a partner (this same director disclaims any direct or indirect interest or ownership of the partnership's investment into Ruby Mining Company by action of the partnership's agreement and amendments), advanced $90,000 in 2002 pursuant to an agreement to purchase 3,000,000 restricted shares of the Company's common stock. These shares were issued in 2003. Additionally, this same partnership invested $15,000.00 into restricted stock at $.04 per share, and, loaned the company $100,000.00 in two equal notes of $50,000.00 each (the notes ranged from six months with 8% to one month at 12%). These two notes were subsequently converted into 3,913,043 shares at an average implied cost of $0.026 per share in December, 2003. This same partnership also invested $25,000.00 into the private placement in December, 2003 at the offering price of $0.25 per share.

        In a related party transaction, prior to becoming an officer of the Company, the President and CEO of the Company, who is also a company Director, loaned the company $50,000 in June 2003. This loan was collateralized by 2,173,913 shares of company stock and was converted to the 2,173,913 shares to help the company's cash flow at the beginning of December, 2003. In a subsequent related party event, at the beginning of January 2004, this same individual invested $25,000 into the latest private placement at $0.25 as was called for in the subscription documents. In another related party transaction 600,000 shares at $0.25 were sold in a private placement during mid January 2003 and placed into a trust for which the related party claims a beneficial interest.

        During 2003, a total of 16,145,975 shares were issued for either cash, or, as conversion of indebtness, and as specified collateral for indebtness mentioned above. These shares were issued in reliance on the transactional exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

        The Company paid commissions and/or finder's fees in a combination of stock and cash in connection with the offer and sale of the last private placement which continued into 2004, and one loan to the company of $50,000.00 (which loan was from an unrelated party) during the year 2003.

        During April of 2004, and subsequent to the year ended December 31, 2003, and as part of an ongoing effort to eliminate the majority of its trade debts, loans and accrued salaries, the Company plans to have the majority of the remaining debts converted by the holders of such debt into equity of the Company (restricted shares of common stock at a debt exchange rate of $0.25 per share).


ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

        (a). CRITICAL ACCOUNTING POLICIES

     Due to the Company's limited operations, the Company has not identified any accounting policies as Critical Accounting Policies.

        (b). DISCUSSION

     Ruby Mining Company (the "Company"), together with its wholly owned subsidiary, Admiralty Corporation ("Admiralty"), is a development stage company and has had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the year ended December 31, 2003 through the issuance of common stock, warrants, loans, and short-term interest bearing advances. In addition, the Company benefited from the fact that a total of $663,625 of accrued salaries payable was forgiven by the company's CEO, CFO and three other former employees of the company during 2003. This reduces the debt carried on the company balance sheet as of December 31, 2003. Also, several of these same individuals and other employees of the Company have partially deferred payments of compensation to provide liquidity for the company.

     Additionally, during the year ended December 31, 2002, the Company jointly formed a limited liability company ("LLC"), to which the Company contributed, as capital, the use of by the LLC for the period of the operating agreement of the LLC, the Company's exclusive permit from the Government of Jamaica to conduct search and recovery operations on the Pedro Banks of Jamaica, while the other party to the LLC was to contribute a specified sum of cash. On November 10, 2003 the Company disclosed in an 8-K filing with the SEC that it---- "announced the nullification, cancellation and discontinuation of International Recovery Group, LLC ("IRG"). IRG was formed in early March of 2002 between Ruby Mining Company and Argosy International, Ltd. ("Argosy"), an affiliate of Ocean Resources, Inc. (OTC Bulletin Board: OCRI)." The Company received approximately $200,000 of the required $1 million licensing fee during 2002. However, the Company does not expect to receive the remainder of the funds from this agreement. The Company, however, expects to continue to have discussions with interested parties in seeking opportunities to establish strategic partnerships, alliances, or investment opportunities.

     With the reorganization of the Company's debts in 2003, management believes that the Company has developed enhanced access to investments of capital in the capital markets. Management is utilizing existing relationships and business advisors to seek future and further opportunities for capital investments. With the Company's current cash level, operations of the Company will be limited over the next twelve months without an additional capital investment to satisfy existing and future operations.

     At the beginning of 2003, the Company initiated a confidential capital funding plan that is expected to extend through 2004. This capital funding plan calls for converting debt into equity and infusing capital through a series of staged private placements, culminating with a $15 million registered, underwritten public offering of common stock. The Company has already completed $1,200,000 of this capital funding plan and is in the process of completing a private placement of common stock and warrants to raise between $1,750,000 to $10,750,000 if it is fully subscribed (and with all warrants exercised).

     (c). ANALYSIS

     The Company had no revenue from operations during the year ended December 31, 2003 as compared to $199,927 for the year ended December 31, 2002. The 2002 revenue was from the licensing agreement with the now defunct LLC. During the quarter ended June 30, 2001, the Company completed a reorganization in which the Company acquired all the outstanding shares of stock of Admiralty Corporation in exchange for stock of the Company. The transaction is more fully explained in a Form 8-K filed by the Company on June 11, 2001. The reorganization was accounted for as a reverse-merger with Admiralty being the accounting acquirer. Admiralty is now a wholly owned subsidiary of the Company. The primary business of Admiralty, and now that of the Company, is the business of finding and recovering historic shipwrecks, primarily those from the 1500s, 1600s, and 1700s.

     For the year ended December 31, 2003, the Company incurred a net loss of $1,130,857, compared to a net loss of $1,868,697 for the year ended December 31, 2002. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities, establishing and maintaining relationships, and, organizing the marine, archeological and logistical human and physical assets that will enhance the Company's ability to pursue the cargoes of historic shipwrecks and survey the Pedro Bank off Jamaica.

     For the year ended December 31, 2003, compensation costs and depreciation and amortization were comparable to the year ended December 31, 2002. Professional fees were $276,287 for the year ended December 31, 2003, a decrease of $424,109 from $700,396 for the year ended December 31, 2002. This decrease is the result of the Company's reduction in the number of consultants utilized. General and administrative costs for the year ended December 31, 2003 were $400,830, an increase of $59,061 from the year ended December 31, 2002. This increase was primarily the result of increased costs related to obtaining financing and increased logistical operations costs. The Company had $150,000.00 research and development expenses in 2003, resulting from a payment to Larsen Laboratories for the production of the ATLISTM field unit to be used on the Pedro Bank project in Jamaica.

     (d). SIGNIFICANT AND SUBSEQUENT EVENTS

     At December 31, 2003, the Company settled its notes payable to US Energy for $243,000 plus accrued interest resulting from the merger of Admiralty Corporation into US Energy's subsidiary, Ruby Mining Company. The Company settled this note for 500,000 shares of Ruby Mining Company stock it had previously agreed would be cancelled when the note was paid. In addition, the Company paid the remaining interest due on the note of $25,920. As such, all amounts due to US Energy have now been satisfied. The original merger transaction is more fully described in a Form 8-K filed with the Commission by the Company on June 11, 2001.

     During the first quarter of 2004, and subsequent to the year ended December 31, 2003, and, as part of an ongoing effort to eliminate the majority of its trade debts, loans and accrued salaries, the company benefitted from the majority of the remaining debts converted by note holders into equity of the company (stock at $0.25 per share). Additionally, The Board of Directors, in April 2004, adopted several internal accounting polices (and will issue procedural guidelines in the near future) designed to strengthen controls and the accumulation and dissemination of corporate financial information needed to effectively manage the company's business operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA








                         REPORT OF INDEPENDENT AUDITORS





Ruby Mining Company
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Ruby Mining Company and Subsidiary (A Development Stage Enterprise) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended, and the inception period from January 1, 1998 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The period from inception to December 31, 1997 was audited by other auditors who expressed an unqualified opinion on that presentation period.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ruby Mining Company and Subsidiary as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the inception period from January 1, 1998 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

                                       /s/ Cherry, Bekaert & Holland, L.L.P.
Atlanta, Georgia
March 25, 2004

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                     Assets

                                                                             2003                2002
                                                                        ---------------     --------------
Current Assets
Cash in bank                                                            $       352,037     $        1,606
    Expense and employee receivables                                            173,976             98,091
    Other current assets                                                         11,368             10,368
                                                                        ----------------    ---------------

           TOTAL CURRENT ASSETS                                                537,381             110,065

Furniture, fixtures, computer equipment and leasehold
  improvements, less accumulated depreciation of $136,774
  and $137,215, respectively                                                       758              11,962
Other assets                                                                    47,714              40,579
                                                                        ----------------    ---------------

           TOTAL ASSETS                                                 $       585,853     $      162,606
                                                                        ================    ===============

                      Liabilities and Stockholders' Deficit
LIABILITIES
Current liabilities
    Accounts payable                                                    $       640,326     $      842,934
     Accrued compensation and consulting fees                                   202,000            698,124
     Shares to be issued for converted debt                                          -              20,000
    Short-term advances                                                         212,200            206,900
                                                                        ----------------    ---------------

           TOTAL CURRENT LIABILITIES                                          1,054,526          1,767,958

Nonconvertible debentures, net of unamortized discount of
  $1,442,807 and $1,766,835, respectively                                     3,557,193          3,233,165
Interest payable                                                              2,513,441          2,070,968
                                                                        ----------------    ---------------

           TOTAL LIABILITIES                                                  7,125,160          7,072,091
                                                                        ----------------    ---------------

Stockholders' Deficit
    Common stock; $.001 par value, 100,000,000 shares
       authorized; 45,966,144 and 29,820,169 shares issued
      and outstanding at December 31, 2003 and 2002,  respectively              45,966              29,820
    Additional paid-in capital                                                8,223,032          6,988,839
     Subscribed shares                                                          274,975             90,000
     Receivable for exercised options                                           (237,175)         (302,896)
    Development stage deficit                                              (14,846,105)        (13,715,248)
                                                                        ----------------    ---------------

         Total stockholders' deficit                                         (6,539,307)        (6,909,485)
                                                                        ----------------    ---------------

         Total liabilities and stockholders' deficit                    $       585,853     $      162,606
                                                                        ================    ===============




The accompanying notes are an integral part of these financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       Since inception and for the years ended December 31, 2003, and 2002


                                                  Inception to
                                                       2003           2003            2002
                                                  ------------    ------------    ------------

Revenues                                          $    199,927    $       --      $    199,927
                                                  ------------    ------------    ------------

Operating expenses
    Compensation and employee benefits               3,021,850         205,969         204,074
    Forgiveness of salaries                           (663,625)       (663,625)           --
    Research and development                         1,590,423         150,000            --
    General and administrative                       3,653,094         400,830         341,769
    Depreciation and amortization                      149,637          11,204          13,944
    Professional fees                                3,389,180         276,287         700,396
                                                  ------------    ------------    ------------
Total expenses                                      11,140,559         380,665       1,260,183
                                                  ------------    ------------    ------------

         Operating loss                            (10,940,632)       (380,656)     (1,060,256)

    Other income (expenses)                            621,213         114,658          17,343
    Interest expense                                (4,526,677)       (864,850)       (825,784)
                                                  ------------    ------------    ------------

         Net (loss)                               $(14,846,096)   $ (1,130,857)   $ (1,868,697)
                                                  ============    ============    ============

         (Loss) per basic and diluted share                       $      (0.04)   $      (0.07)
                                                                  ============    ============
























The accompanying notes are an integral part of these financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       Since inception and for the years ended December 31, 2003 and 2002


                                                      Inception to
                                                           2003            2003            2002
                                                      --------------   -------------   -------------
Operating activities
    Net loss                                          $ (14,846,105)   $ (1,130,857)   $ (1,868,697)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
        Depreciation and amortization                       148,419          11,204          13,944
        Discount Amortization                             1,653,051         324,028         324,841
             Stock issued for professional services         878,960            --           454,510
       Increase in accounts payable                       1,090,783         204,812         132,798
             Increase in interest payable                 2,515,659         444,691         423,424
             Increase in expense receivable                  63,107         (71,711)        134,818
          Other, net                                         42,372         438,538         144,300
                                                      -------------    ------------    ------------

           NET CASH USED IN OPERATING ACTIVITIES         (8,453,754)       (656,371)       (240,062)
                                                      -------------    ------------    ------------

Investing activities
    Advances under expense receivable                      (144,035)         (4,174)         (3,918)
    Purchases of furniture, fixtures and computer
        Equipment                                          (149,177)           --
                                                      -------------    ------------    ------------

           NET CASH USED IN INVESTING ACTIVITIES           (293,212)         (4,174)         (3,918)
                                                      -------------    ------------    ------------


Financing activities
    Issuance of common stock and warrants                 6,427,686         615,701          75,458
     Short-term advances                                    492,200         210,300          79,400
     Stock subscription                                     275,975         184,975          90,000
    Issuance of non-convertible debentures                1,904,142            --              --
                                                      -------------    ------------    ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES       9,099,003       1,010,976         244,858
                                                      -------------    ------------    ------------


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               352,037         350,431             878

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF PERIOD                                                    --             1,606             728
                                                      -------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD        $     352,037    $    352,037    $      1,606
                                                      =============    ============    ============







The accompanying notes are an integral part of these financial statements.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
   DEFICIT Since Inception and for the years ended December 31, 2003 and 2002


                                                     Common Stock               Paid-in
                                                Shares          Amount          Capital
                                               -----------   ------------    ------------

Balance at April 15, 1988                            --      $       --      $       --

     Stock effect of reverse merger             2,230,000           2,230            --
    Issuance of common stock                   17,714,115          17,714       5,189,547
    Net loss                                         --              --              --
     Stock record adjustment                       (3,800)             (4)              4
     Capital adjustment                              --              --           (67,941)
                                               ----------    ------------    ------------

Balance as of December 31, 2001                22,066,248          22,066       6,070,970

    Issuance of common stock                    7,700,000           7,000         856,833
    Subscribed stock                                 --              --              --
    Issuance of warrants                             --              --            61,036
    Stock record adjustment                        53,921              54            --
    Notes receivable for exercised options           --              --              --
    Net loss                                         --              --              --
                                               ----------    ------------    ------------

Balance as of December 31, 2002                29,820,169          29,820       6,988,839

    Issuance of common stock                   16,145,975          16,146       1,234,193
    Subscribed stock                                 --              --              --
    Notes receivable for exercised options           --              --              --
    Net loss                                         --              --              --
                                               ----------    ------------    ------------

Balance as of December 31, 2003                45,966,144    $     45,966    $  8,223,032
                                               ==========    ============    ============






                                       21a

                                                                             Development        Total
                                             Stock Option     Subscribed        Stage        Stockholders'
                                              Receivable        Stock          Deficit          Deficit
                                             ------------    ------------    ------------    -------------
Balance at April 15, 1988                    $       --      $       --      $       --      $       --

     Stock effect of reverse merger                  --              --              --             2,230
    Issuance of common stock                         --              --              --         5,207,261
    Net loss                                         --              --        (9,673,566)     (9,673,566)
     Stock record adjustment                         --              --              --              --
     Capital adjustment                              --              --              --           (67,941)
                                             ------------    ------------    ------------    ------------

Balance as of December 31, 2001                      --              --       (11,846,551)     (5,753,515)

    Issuance of common stock                         --            90,000            --           864,533
    Subscribed stock                                 --              --            90,000
    Issuance of warrants                             --              --              --            61,036
    Stock record adjustment                          --              --              --                54
    Notes receivable for exercised options       (302,896)           --              --          (302,896)
    Net loss                                         --              --        (1,868,697)     (1,868,697)
                                             ------------    ------------    ------------    ------------

Balance as of December 31, 2002                  (302,896)         90,000     (13,715,248)     (6,909,485)

    Issuance of common stock                         --           (90,000)           --         1,160,339
    Subscribed stock                                 --           274,975            --           274,975
    Notes receivable for exercised options         65,721            --              --            65,721
    Net loss                                         --              --        (1,130,857)     (1,130,857)
                                             ------------    ------------    ------------    ------------

Balance as of December 31, 2003              $ ( 237,175)    $    274,975    $(14,846,105)   $ (6,539,307)
                                             ============    ============    ============    ============


Schedule of Issuance-2003
               Date               # of Shares                         Consideration Received
      ----------------------    ----------------    --------------------------------------------------------------
              Various               1,400,000       Private placement, stock issued at $.25 per share
              Various                 504,708       Non-cash, conversion of debt, equivalent to $.05 per share
              Various                 558,592       Non-cash, conversion of debt, equivalent to $.25 per share
         February 26, 2003            600,000       Restricted stock issued at $.025 per share
          October 2, 2003           1,821,250       Private placement, stock issued at $.08 per share
         November 18, 2003          1,599,469       Non-cash, conversion of debt, equivalent to $.0325 per share
         November 20, 2003         3,000,000        Restricted stock issued at $.03 per share
         November 20, 2003           375,000        Restricted stock issued at $.04 per share
         November 21, 2003            200,000       Non-cash, conversion of debt, equivalent to $.123 per share
         December 2, 2003           2,173,913       Non-cash, conversion of debt, equivalent to $.023 per share
         December 2, 2003          3,913,043        Non-cash, conversion of debt, equivalent to $.025 per share




                                       21b

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          Notes to Financial Statements
                           December 31, 2003 and 2002

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

         The Company is a development stage enterprise and is primarily funding and conducting research to develop ATLIS(TM). As of the Company's current year end, the Company does not have sufficient funds to complete development of the ATLIS(TM) technology, fund administrative expenses and conduct initial explorations which may result in revenues. Management believes that sufficient capital to continue research, development and operating activities can be obtained through private and public placements of equity and debt securities. Management recognizes that additional capital will be needed to continue research, development and operations and is working with various financial advisors to facilitate private placements and a public offering of the Company's common stock. In addition, the Company is considering opportunities for partnering or forming alliances with other exploration companies. The success of the Company is dependent upon management's ability to implement this plan.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2003 and 2002

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

         NATURE OF BUSINESS -CONTINUED

         During 2002, the Company jointly formed a limited liability company ("the LLC") with another exploration company, in which the companies would jointly pursue certain identified exploration opportunities. As part of the operating agreement of the LLC, the Company would receive an initial license fee of $1.0 million for use of the ATLIS(TM) technology by the LLC. As of December 31, 2002, the Company has received approximately $200,000 of this license fee. Management of the Company determined in 2002 that due to the uncertainty surrounding the performance of the other company under the operating agreement, the remaining receivable for the license fee is not collectible and had reduced this receivable, and the related revenue deferral, to zero. On November 10, 2003, the Company announced a nullification, cancellation, and discontinuation of International Recovery Group, LLC (IRG) (the "LLC").

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

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2003 and 2002

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         FURNITURE, FIXTURES AND COMPUTER EQUIPMENT

         Furniture, fixtures, and computer equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the lease term

         INCOME TAXES

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

         RESEARCH AND DEVELOPMENT

         The Company's research and development expenses represent payments and amounts due to Larsen Laboratory for development of the ATLIS(TM) nonferrous metal detection device. Larsen Laboratory is solely owned by a stockholder and director of the Company. At December 31, 2003 and 2002, amounts payable to Larsen Laboratory for these services were $185,000 and $85,000, respectively

         The Company expenses research and development costs, including the cost of materials used in preoperating prototypes, when incurred.

         FINANCIAL INSTRUMENTS

         Financial instruments include cash in bank, accounts payable, accrued compensation and consulting fees, non-convertible debentures and interest payable. These amounts are recorded at historical cost basis, which approximates fair value. Cash balances in financial institutions periodically exceed insured amounts. These balances are held by national financial institutions and management believes risk of loss related to these amounts is remote.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2003 and 2002

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

                                                              2003                2002
                                                              ----                ----
Net Loss as reported                                   $    (1,130,857)    $    (1,868,697)
Basic and diluted loss per share
  as reported                                          $         (0.04)    $         (0.07)
Stock-based employee compensation
  cost included in net loss as reported                $        --         $        --
Stock based employee compensation
  cost based on fair-value method                      $        --         $        --
Proforma net loss including stock-based
  compensation cost based on fair-value
  method                                               $    (1,130,857)    $    (1,868,697)
Proforma basic and diluted loss per share
including stock-based compensation  cost based on
fair-value method                                      $         (0.04)    $         (0.07)


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities",which established accounting standards for derivative instruments. This Statement and subsequent amendments to the Statement were adopted by the Company for the year ended December 31, 2001. The adoption of this Statement did not have a significant impact on the Company's financial reporting or operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". No, 141 address financial reporting for business combinations by specifying that all combinations are to be accounted for using the purchase method. No. 142 address reporting for acquired goodwill and other intangible assets, but not those acquired in a business combination. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002 and determined that the provisions of No. 142 do not have an impact on the financial position of the Company and results of operations for the year ended 2003.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued

                           December 31, 2003 and 2002

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

NOTE 2 - NONCONVERTIBLE DEBENTURES

In 1996, the Company issued a senior nonconvertible 6% debenture to an Austrian bank in the amount of $2,000,000 and a substantially identical junior nonconvertible 6% debenture in the amount of $500,000 to the financial organization which identified the Austrian Bank as a potential investor in the Company. In 1997, the Company issued identical senior and junior debentures. Total net proceeds from the issuance of the debentures was $1,760,000. The excess of the $5,000,000 aggregate value of the debentures over the $1,760,000 of proceeds represents a discount on the debenture and fees charged by the parties for the investment. This discount and the related fees are being amortized over the life of the debentures. At December 31, 2003 and 2002 the unamortized discount and fees were $1,405,585 and $1,766,835. The approximate effective interest rate of the debentures is 12%.

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

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2003 and 2002

NOTE 3 - SHORT-TERM ADVANCES AND NOTES PAYABLE

At December 31, 2003 and 2002, the Company had outstanding $212,200 and $206,900, respectively, of short-term interest bearing advances, primarily from related parties. Some of these advances have been issued with warrants to purchase shares of the Company's common stock, as explained in Note 4. In connection with the 2001 reorganization of the Company, the Company incurred a note payable of $325,000. At December 31, 2002 the balance of the note, plus accrued interest at 8.0%, was $247,860. The note was included in accounts payable in the Company's balance sheet for the year ended December 31, 2002. During the year ended December 31, 2003, the Company defaulted on the note, and subsequently converted the note to 500,000 shares of stock.

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

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2003 and 2002

NOTE 4 - STOCK OPTIONS AND WARRANTS-CONTINUED

The following table summarizes stock option activity over the past two years for options issued:

                                                                     Weighted-
                                                      Number of      Average
                                                       Shares        Exercise Price

     Options outstanding at January 1, 2002           1,098,200       $      1.47
              Granted                                 4,500,000              0.12
              Exercised                               4,500,000              0.12
              Canceled or Expired                       330,000              1.56

     Options outstanding at December 31, 2002           768,200              1.46
              Granted                                         -                 -
              Exercised                                       -                 -
              Canceled or Expired                             -                 -

     Options outstanding at December 31, 2003            768,200             1.46

     Options exercisable at December 31, 2002            768,200             1.46

     Options exercisable at December 31, 2003            768,200             1.46

For options outstanding and exercisable at December 31, 2003, the exercise price ranges and average remaining lives were:

      Options Outstanding                                       Options Exercisable
     ------------------------------------------------------    -----------------------

                                      Weighted-
                                      Average      Weighted                   Weighted
     Range of         Number          Remaining    -Average    Number         -Average
     Exercise         outstanding     Life in      Exercise    Exercisable    Exercise
     Prices           at 12/31/03     Years        Price       at 12/31/03    Price
     $1.00 to
     1.99               450,000         2.42       $  1.00      450,000        $  1.00

     $2.00 to
     3.00               318,200         1.02       $  2.12      318,200        $  2.12
                        -------                                 -------

                         768,200        2.56       $  1.46      768,200        $  1.46
                         =======                                =======

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2003 and 2002

NOTE 4 - STOCK OPTIONS AND WARRANTS-CONTINUED

At December 31, 2003, the Company had 2,717,376 outstanding warrants to purchase one share of common stock per warrant at prices ranging $.05 per share to $7.00 per share. The warrants were issued in connection with the Company obtaining short-term notes payable, financing, and in connection with the 2001 reorganization of the Company.

NOTE 5 - LOSS PER SHARE

The computation of basic and diluted earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented, plus, when their effect is dilutive, additional shares assuming the exercise of certain vested stock options and warrants, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Diluted per share amounts have not been presented in the accompanying statements of operations as their effect is anti-dilutive. The Company's loss from operations as presented on the Statement of Operations was used in the loss per share calculation. The weighted average number of shares outstanding for 2003 was 29,864,442 and for 2002 was 26,776,608.

NOTE 6 - INCOME TAXES

The Company has available unused operating loss carryforwards of approximately $14.8 million resulting in a deferred tax-asset of approximately $3 million which may be applied against future taxable income and which expires in various years from 2004 to 2018. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the amount of the recognized benefit for the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

NOTE 7 - RELATED PARTY TRANSACTIONS

At times the Company may enter into transactions with related parties. During 2002 these transactions included the issuance of 4,500,000 shares of common stock in option exercise transactions in exchange for approximately $505,000 in notes receivable from shareholders. As of December 31, 2003 and 2002, the Company still held approximately $238,000 and $303,000, respectively, in note receivable for shares purchased. The Company also has a note receivable of approximately $64,000 from an executive officer of the Company. At December 31, 2002 the note had matured and was in default. In addition, the Company has an expense advance receivable of approximately $71,000 from an executive officer of the Company.

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2003 and 2002

NOTE 8- LEASES

In June 2002, the Company entered into an operating lease for its current office facility through July 31, 2005. In July 2003, this lease was amended to reduce the square footage rented by the Company. Future minimum lease payment obligations as of December 31, 2003 are as follows:

                        2004                 42,351
                        2005                 25,222

NOTE 9- SUBSEQUENT EVENTS

In the first quarter of 2004, The Company converted several note payables and trade payables in the amount of $76,045 to stock during the first quarter of 2004. The Company also received $800,000 of additional capital as part of the $1.2 million private placement to raise additional capital to fund operations.

During the first quarter of 2004, the Company entered into an agreement for the purchase of the New World Legacy. This ship will be utilized during its operations in the Pedro Banks. The terms of the acquisition include the issuance of 1,000,000 restricted shares of the Company's stock and the assumption of two perfected liens encumbering the ship. The purchase of the New World Legacy will enable the Company to use ATLIS(TM) technology to begin exploration in the waters of Jamaica.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring a response to this item.

ITEM 8A.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the of the fiscal year covered by this Report on Form 10-KSB and have concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2003, there were no changes on the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.


The following table sets for the names and positions of the executive officers and directors:

      Name                     Age                 Position
      ----                     ---                 --------

G. Howard Collingwood      61     Chief Executive Officer and Chairman
                                  of the Board of Directors, President

James W. Larsen            52     Chief Technical Officer, Vice President of
                                  Research and Development and Director

Murray D. Bradley, Jr.     57     Chief Financial Officer, Vice President of
                                  Administration, Treasurer, Secretary and
                                  Director

Jay L. Swallen             78     Director and Chairman of Audit Committee

Herbert C, Leeming         56     Director and former Chief Executive Officer

Bill Boone                 52     Director (added March 2004)

Marc Wallace               57     Director (added March 2004)

     All directors will hold office until the next annual meeting of the shareholders.

     The following sets forth summary biographical information as to the business experience of each officer and director of the company for at least the last five years:

     G. HOWARD COLLINGWOOD has been an executive officer of the Company since November of 2003 and a director of Admiralty since 1997. He is the sole owner of Collingwood Associates. Mr. Collingwood has over 30 years of management experience, including extensive successful business management. Prior to joining Admiralty he was Vice President of International Operations for CTB, Inc., a Berkshire-Hathaway company. Mr. Collingwood was an employee of Honeywell (formerly AlliedSignal) for 23 years and was Vice President General Manager of a business unit (SBU) at the time of his retirement from Allied Signal, a multi-billion dollar public company. Additionally, Mr. Collingwood is the owner of HCG Global, a significant stockholder of the Admiralty Corporation. As such, he has an understanding of the company and its goals and, perhaps of greater importance, is most interested to see Admiralty Corporation succeed and meet its goals in a timely manner.

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

     MURRAY D. BRADLEY, JR. has served as an officer and director of Admiralty since its inception. He is an investment professional with a national independent brokerage firm and executive and administrative partner of the Bradley-Johnson Family Fund, a private investment company. He is a graduate of Oxford College of Emory University and of Georgia State University where he completed graduate courses in Accounting and Business Administration. For the past 24 years Mr. Bradley has worked in the retail securities business as a retail broker and in various executive positions, and prior to that was the chief financial officer for a large health care organization. In addition to being a registered representative, he is a registered principal with the National Association of Securities Dealers, Inc. and has served and continues to serve on various corporate and civic boards.

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

     CAPTAIN BILL BOONE is currently a nautical consultant to Ruby, who advises and works with Admiralty in operations on the Pedro Bank and elsewhere, principally on matters of fleet deployment. For the past 12 years, he has served as the Captain of the Highlander, the famed 151-foor motor yacht owned by Forbes Magazine. Captain Boone has captained the Highlander in the waters off the East and West coasts of the United States and the Great Lakes, and has taken her on voyages as far away as Russia. Bill is a North Carolina native and attended college at Elon College in Burlington, N.C. and at North Carolina State University in Raleigh, N.C

     MARC WALLACE is President of Novations Strategic Alliances, which helps clients reduce enterprise-wide system costs and increase organizational training effectiveness through a single project approach or more complex company-wide strategic initiatives. Previously, Marc served as Group President of the Performance Solutions Group. Marc consults with corporate executives throughout the US and Great Britain, making frequent presentations to Fortune 500 companies covering a range of industries, including retail, health care, banking and finance, and telecommunications. He is also a certified motivation and performance trainer, and currently serves on several corporate and academic boards, including Belmont Hill School, Northeastern University and the Berklee School of Music. Marc also sits on the Board of Advisors for the National Black MBA Association and the Board of Advisors for First Community Bank in Boston. Mr. Wallace earned his M.B.A. with a concentration in Finance at Central Michigan University, and his B.A. in Mathematics at Adams State College.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Audit Committee consists of Jay L. Swallen, Chairman, William Boone, and Marc Wallace, all of whom are independent outside directors.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain representations, no persons who were either a director, officer, or beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year, except that Howard Collingwood, the President, Chief Operating Officer and a Director of the Company, failed to file Form 4 for one transaction and a timely form 5 evidencing a change in ownership positions. Additionally, the company is unable to verify that Mr. Collingwood filed a Form 4 or Form 5 reporting all transactions and shares owned by himself and entities in which he may have beneficial ownership in the company. Additional omissions will be reported in a subsequent filing pending a completion of this review. Each of Herbert Leeming, formerly Chief Executive Officer and Chairman of the Board, and James Larsen, Chief Technical Officer and a Director, failed to timely file Form 4 for one transaction each and timely Form 5's evidencing a change in ownership resulting from sales of stock during the year.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets for information regarding the executive compensation for the Company's CEO & President for the years ended December 31, 2003 and 2002, and for each other executive officer who had total annual salary and bonus in excess of $100,000 during such years.


                           SUMMARY COMPENSATION TABLE

Name and Principal Position                          Annual Compensation
------------------------------------------      --------------------------------
                                                Year        Salary         Bonus
                                                ----        ------         -----

Herbert C. Leeming, Chairman and CEO*           2003       $110,000         -0-

G. Howard Collingwood, President and COO**      2003       $ 25,000         -0-

Herbert C. Leeming, Chairman and CEO*           2002       $102,000         -0-

     *The CEO's compensation for 2002 and 2003 was deferred.

     ** The President & COO began employment with the company on November 1, 2003 for an annual salary of $150,000 and has agreed to defer payment of his salary until November, 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The following table sets forth, as of March 1, 2004, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually and all officers and directors as a group.

                                          Ownership and Percent Ownership
Name of Beneficial                        -------------------------------
Owner and Title                               Shares             Percent          Class
---------------                               ------             -------          -----
*Herbert C. Leeming, CEO (1)                 2,961,788            5.79%          Common
  2309 Chastain Drive
 Atlanta, GA 30342

*Murray D. Bradley, Jr., CFO (2)               814,000           1.59%          Common
 4893 Falling Leaf Court
 Douglasville, GA 30135

James W. Larsen, CTO                         2,951,788            5.77%          Common
 475 Oakleaf Trail
 Suwanee, GA 30174

*G. Howard Collingwood , President (3)       5,410,516           10.58%          Common
 P. O. Box 550466
 Atlanta, GA 3035

*Jay L. Swallen (4)                          1,012,500            1.98%          Common
 2349 Gulf  Shore Blvd. No.
 Naples, FL 34103

*Bill Boone                                    530,000            1.04%          Common
60 Fifth Avenue
New York, NY 10011

*Marc Wallace                                  200,000            0.39%          Common
611 Cliffgate Lane
Castle Rock, CA 80108

Walter Cytaki (5)                            7,867,043           15.39%          Common
PO Box 18247
River Rouge, MI 48218


All directors and officers as a group       13,880,592           27.15%          Common
(7 persons)

*  Directors
(1) All 2,961,788 are owned by the Herbert C. Leeming Trust, of which Mr. Leeming is the principal beneficiary.
(2) 208,000 are owned directly by Mr. Bradley and 606,000 are held by the Bradley-Johnson Family Fund, a partnership for which Mr. Bradley is Administrative Partner.
(3) Includes 1,423,100 shares held in an IRA account and 692,500 shares held in H.C.G. Global, and 40,000 shares held in Collingwood Asset Trust of which
     G. Howard Collingwood is the beneficial owner for both of these entities.
(4) 1,250,000 shares in J. L. Swallen Flint Trust and 10,000 in IRA of Barbara Swallen (wife). (5) Includes 7,488,043 shares in Walterwood, a partnership of which Mr. Cytaki is the owner, and 379,000 shares in a brokerage account.

ITEM 12, CERTAIN REALTIONSHIPS AND REALTED TRANSACTIONS

     At December 31, 2003 and 2002 amounts payable by the Company to Larsen Laboratories, a company owned entirely by James Larsen, an officer and director of the Company, were$185,000 and $85,000, respectively. Payment was begun in 2003 and continued in early 2004 representing amounts due to Larsen Laboratories for production of the ATLISTM non-ferrous metal detection device to be used in the field.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit No.   Title of Exhibit                               Sequential Page No.

     3.1      Articles of Incorporation..................................  [1]

     3.2      Amendment to Articles of Incorporation.....................  [1]

     3.3      By-Laws....................................................  [1]

     2.1      Plan and Agreement of Share Exchange dated
              as of March 2, 2001, by and among Admiralty
              Corporation, Ruby Mining Company, and U.S. Energy Corp.....  [2]

     2.2      First Amendment to Plan and Agreement of Share Exchange....  [2]

     2.3      Second Amendment to Plan and Agreement of Share Exchange...  [2]

     2.4      Third Amendment to Plan and Agreement of Share Exchange....  [2]

     4.1      Ruby Mining Company 2002 Stock Option Plan.................  [3]

     21.1     Subsidiaries of Registrant.................................   29

     31.1     Certification  of Chief Executive Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002..............   30

     31.2     Certification  of Chief Financial Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002..............   31

     32.1     Certifications Pursuant to Section 906
              of the Sarbanes-Oxley act of 2002..........................   32

     99.1     Consulting Agreement with Clarence Lott....................  [4]

     99.2     Consulting Agreement with Robert Fisak.....................  [4]

     99.3     Consulting Agreement with Steven A. Cunningham.............  [4]

     99.4     Consulting Agreement with V. John Mansfield................  [4]

     99.5     Consulting Agreement with Jonathan Lewis...................  [5]

     99.6     Consulting Agreement with Barry S. Kaplan..................  [6]

     99.7     Consulting Agreement with Bobby Goldman....................  [7]

     99.8     Consulting Agreement with I.M. James.......................  [8]

     99.9     Consulting Agreement with Raylen Parra.....................  [9]

     99.10    Consulting Agreement with Ty R. Warren..................... [10]

     99.11    Consulting Agreement with Raphael Bloom.................... [11]

     99.12    Consulting Agreement with V. John Mansfield................ [12]

     99.13    Consulting Agreement with Steven A. Cunningham............. [13]

     99.14    Consulting Agreement with Raylen Parra..................... [14]

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

     (b)      Reports on Form 8-K.

     The Company filed two reports on Form 8-K during the quarter ended December 31, 2003. A report filed on November 10, 2003 reported the nullification, cancellation and discontinuation of International Recovery Group, LLC, and a report filed December 2, 2003 announced the receipt of a Notice of Allowance with regard to a patent application for an invention entitled "Systems and Methods Useful for Detecting Presence and/or Location of Various Materials."


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended December 31, 2003 the Company was billed the following fees by Cherry, Bekaert & Holland, L.L.P.:

      Audit fees (1)         $28,757

      Tax fees (2)           $2,600

      Other (3)              $2,433

     (1) Includes amounts invoiced and expected to be invoiced for the audit of the 2003 consolidated financial statements, reviews of quarterly SEC filings on Form 10QSB, and review of the 2003 annual Form 10-KSB.

     (2) Amount expected to be invoiced for the preparation of the Company's 2003 consolidated federal and state income tax returns.

     (3)  Assistance with research on accounting matters.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         RUBY MINING COMPANY


                                           /s/  G. Howard Collingwood
                                         ---------------------------------------
                                         G. Howard Collingwood, Chairman and CEO


Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

NAME                                        TITLE                  DATE


  /s/  G. Howard Collingwood     Chairman, CEO and Director      April 23, 2004
-----------------------------
G. Howard Collingwood


  /s/  Murray D. Bradley, Jr.       Senior Vice President,       April 23, 2004
-----------------------------      Secretary and Treasurer
Murray D. Bradley, Jr.


  /s/  Herbert C. Leeming                Director                April 23, 2004
-----------------------------
Herbert C. Leeming


  /s/  Jay L. Swallen                    Director                April 23, 2004
-----------------------------
Jay L. Swallen


  /s/  James W. Larsen                   Director                April 23, 2004
-----------------------------
James W. Larsen


                                         Director                April __, 2004
-----------------------------
Marc Wallace

                                         Director                April __, 2004
-----------------------------
William Boone

Exhibit Number   Description of Exhibit
--------------------------------------------------------------------------------

21.1             Subsidiaries of Registrant

31.1             Certification of Chief Executive Officer Pursuant to
                 Section 302 of the  Sarbanes-Oxley Act of 2002

31.2             Certification of Chief Financial Officer Pursuant to
                 Section 302 of the  Sarbanes-Oxley Act of 2002

32.1             Certification Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002