Form 10KSB/A
period 2003-12-31
RUBY MINING CO
filed 2004-04-27
CIK 85684

U.S SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-KSB/A

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

   (d)  RECENT SALES OF UNREGISTERED SECURITIES.

        Securities issued during the fiscal year ending on December 31, 2003, were 3,221,250 shares of common stock to 33 individuals and entities in two private placements for a total consideration of $495,700.00 at prices ranging form $0.08 to $0.25 per share. These two private placements were done in reliance upon Regulation D of the Securities Act of 1933, as amended. The second private placement continued into 2004 for a total of $1,200,000.00 before offering costs. Additionally, 12,924,725 shares were issued in consideration for $755,537.66 in note trade debts and restricted stock in 2003. The prices were at fair market value at the time of the transactions (ranging from $0.026 to $0.25 per share) and were recorded on the books on the date of issuance.

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

        In a related party transaction, prior to becoming an officer of the Company, the Chairman of the Board and CEO of the Company, who is also a company Director, loaned the company $50,000 in June 2003. This loan was collateralized by 2,173,913 shares of company stock and was converted to the 2,173,913 shares to help the company's cash flow at the beginning of December, 2003. In a subsequent related party event, at the beginning of January 2004, this same individual invested $25,000 into the latest private placement at $0.25 as was called for in the subscription documents. In another related party transaction 600,000 shares at $0.25 were sold in a private placement during mid January 2003 and placed into a trust for which the related party claims a beneficial interest.

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

                       RUBY MINING COMPANY AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Notes to Financial Statements - continued
                           December 31, 2003 and 2002

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended December 31, 2003 the Company satisfied approximately $227,000 of notes payable owed by the Company through the issuance of 8,191,133 shares of restricted unregistered common stock of the Company. These issuances were effected at stock prices ranging from $0.023 per share to $0.05 per share. Of the 8,191,133 shares issued, 6,086,956 were issued to related parties at share prices ranging from $0.023 per share to $0.026 per share.

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

ITEM 8A.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the of the fiscal year covered by this Report on Form 10-KSB/A and have concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2003, there were no changes on the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Our Audit Committee consists of Jay L. Swallen, Chairman, William Boone, and Marc Wallace, all of whom are independent outside directors.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain representations, no persons who were either a director, officer, or beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year, except that Howard Collingwood, the Chief Executive Officer (the President), Chairman of the Board and a Director of the Company, failed to file Form 4 for one transaction and a timely form 5 evidencing a change in ownership positions. Additionally, the company is unable to verify that Mr. Collingwood filed a Form 4 or Form 5 reporting all transactions and shares owned by himself and entities in which he may have beneficial ownership in the company. Additional omissions will be reported in a subsequent filing pending a completion of this review. Each of Herbert Leeming, formerly Chief Executive Officer and Chairman of the Board, and James Larsen, Chief Technical Officer and a Director, failed to timely file Form 4 for one transaction each and timely Form 5's evidencing a change in ownership resulting from sales of stock during the year.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets for information regarding the executive compensation for the Company's CEO & President for the years ended December 31, 2003 and 2002, and for each other executive officer who had total annual salary and bonus in excess of $100,000 during such years.


                           SUMMARY COMPENSATION TABLE

Name and Principal Position                          Annual Compensation
------------------------------------------      --------------------------------
                                                Year        Salary         Bonus
                                                ----        ------         -----

Herbert C. Leeming, Chairman and CEO*(1)        2003       $110,000         -0-

G. Howard Collingwood, President and COO**(1)   2003       $ 25,000         -0-

Herbert C. Leeming, Chairman and CEO*           2002       $102,000         -0-

     *The CEO's compensation for 2002 and 2003 was deferred.

     ** The President & COO began employment with the company on November 1, 2003 for an annual salary of $150,000 and has agreed to defer payment of his salary until November, 2004.

     (1) Subsequent Event - On April 20, 2004, G. Howard Collingwood became Chairman of the Board, CEO and President, replacing Herbert C. Leeming.

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

NAME                                        TITLE                  DATE


  /s/  G. Howard Collingwood     Chairman, CEO and Director      April 26, 2004
-----------------------------
G. Howard Collingwood


  /s/  Murray D. Bradley, Jr.       Senior Vice President,       April 26, 2004
-----------------------------      Secretary and Treasurer
Murray D. Bradley, Jr.


                                         Director                April 26, 2004
-----------------------------
Herbert C. Leeming


  /s/  Jay L. Swallen                    Director                April 26, 2004
-----------------------------
Jay L. Swallen


                                         Director                April 26, 2004
-----------------------------
James W. Larsen


 /s/  Marc Wallace                       Director                April 26, 2004
-----------------------------
Marc Wallace

  /s/  Willaim Boone                     Director                April 26, 2004
-----------------------------
William Boone

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