Form 10QSB
period 2004-03-31
RUBY MINING CO
filed 2004-05-21
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

 x   Quarterly Report Under Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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
                                    YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding at March 31, , 2003
            -----                               -------------------------------
Common Stock, $.001 Par Value                         51,180,009 shares

Transitional Small Business Disclosure Format:  YES         NO   X
                                                    -----      -----

                      RUBY MINING COMPANY AND SUBSIDIARIES
                                   Form 10-QSB

                                      Index


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of March 31,2004
          and December 31, 2003                                               3

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2004 and 2003, and for the
          period from inception through March 31, 2004                        4

          Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2004 and 2003, and for the
          period from inception through March 31, 2004                        5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3.   Controls and Procedures                                             10

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   11

Item 2.   Changes in Securities and Use of Proceeds                           11

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matter to a Vote of Security Holders                  12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

          Signatures                                                          13

          Exhibit Index                                                       14

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)

                                                    MARCH 31,        DECEMBER 31,
                                                      2004              2003
                           ASSETS
CURRENT ASSETS
   Cash in bank                                   $     63,331      $    352,037
   Expense and employee receivable                     217,049
                                                                         173,976
   Other                                                10,368            11,368
                                                  ------------      ------------
         TOTAL CURRENT ASSETS                          290,748           537,381

Fixed assets, net of accumulated depreciation
                                                           699               758
New World Legacy - vessel                              779,472               --
                                                  ------------      ------------
Other assets                                            37,714            47,714
                                                  ------------      ------------
         TOTAL ASSETS                             $  1,108,633      $    585,853
                                                  ============      ============


    LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
Accounts payable                                  $    182,635      $    640,326
Accrued compensation and consulting fees               286,100           202,000
Short-term advances                                    487,719           212,000
                                                  ------------      ------------


         TOTAL CURRENT LIABILITIES                     956,454         1,054,526

Long-term debt, net of discount                      3,653,605         3,557,193
Interest payable                                     2,619,577         2,513,441
                                                  ------------      ------------
         TOTAL LIABILITIES                           7,229,636         7,125,160
                                                  ------------      ------------
Stockholders' deficit
   Common stock                                         51,180            45,966
   Paid-in capital                                   9,660,871         8,223,032
   Subscribed shares                                      --             274,975
   Receivable for exercised options                   (237,175)         (237,175)
   Development stage deficit                       (15,595,879)      (14,846,105)
                                                  ------------      ------------
         Total stockholders' deficit                (6,121,003)       (6,539,307)
                                                  ------------      ------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
              DEFICIT                             $  1,108,633      $    585,853
                                                  ============      ============


See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                         (A Development Stage Company)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                            THREE MONTHS ENDED
                                     FROM INCEPTION              MARCH 31,
                                       THROUGH         ------------------------------
                                     MARCH 31, 2004        2004              2003
                                     --------------    ------------      ------------

Revenues                             $    199,927      $       --        $       --
                                     ------------      ------------      ------------
Operating expenses

   Compensation and benefits            3,130,596           108,746            47,470
   Forgiveness of salaries               (663,625)             --                --
   Research and development             1,840,423           250,000              --
   General and administrative           3,742,012            88,918            55,627
   Depreciation and amortization          149,696                59             2,890
   Professional fees                    3,523,237           134,057            25,105
                                     ------------      ------------      ------------
Total operating expenses               11,722,339           581,780           131,092
                                     ------------      ------------      ------------


         Operating (loss)             (11,522,412)         (581,780)         (131,092)

Other income (expense)                    671,432            50,226             5,529
Interest expense                       (4,744,899)         (218,220)         (201,541)
                                     ------------      ------------      ------------
         Net (loss)                  $(15,595,879)     $   (749,774)     $   (327,104)
                                     ============      ============      ============

Net (loss) per common share:
   Basic and diluted                                   $      (0.02)     $      (0.01)
                                                       ============      ============


See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                         (A Development Stage Company)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                           FROM INCEPTION
                                                             THREE MONTHS ENDED                THROUGH
                                                                 MARCH 31,                  MARCH 31, 2003
                                                       ------------------------------      ---------------

                                                           2004             2003
                                                       -------------     ------------

Operating activities
   Net loss                                            $   (749,774)     $   (327,104)     $(15,595,879)

   Adjustments to reconcile net loss
     to net cash used in operating activities:
          Depreciation and amortization                          59             2,890           148,478
          Discount amortization                              96,412            86,726         1,749,463
          Equity-based professional services                177,000              --           1,055,960
          (Decrease) Increase in accounts
           payable and accruals                            (374,039)           13,549           716,744
          Increase in interest payable                      106,136           109,934         2,621,795
          Other, net                                         56,564            35,018           162,043


         Net cash used in operating activities             (687,642)          (78,987)       (9,141,396)
                                                       ------------      ------------      ------------

Investing activities
   Advances under expense receivable                        (42,623)           (1,044)         (186,658)
   Purchase of fixed assets                                    --                --            (149,177)
   Purchase of vessel                                      (429,472)             --            (429,472)
                                                       ------------      ------------      ------------

         Net cash used in investing activities             (472,095)           (1,044)         (765,307)
                                                       ------------      ------------      ------------

Financing activities
   Issuance of common stock and warrants                    575,000            15,001         7,002,686
   Short-term advances                                      296,031            50,000           787,231
   Stock subscription                                          --              15,000           275,975
   Issuance of debentures                                      --                --           1,904,142
                                                       ------------      ------------      ------------

         Net cash provided by financing activities          871,031            80,001         9,970,034
                                                       ------------      ------------      ------------

Net increase (decrease) in cash
                                                           (288,706)              (30)           63,331

Cash at beginning of period
                                                            352,037             1,606              --
                                                       ------------      ------------      ------------

Cash at end of period                                  $     63,331      $      1,576      $     63,331
                                                       ============      ============      ============






See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                         (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                  (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Ruby Mining Company (the "Company") and its wholly-owned subsidiaries, Admiralty Corporation ("Admiralty"), and Admiralty Marine Operations, LTD. ("AMO"). Significant inter-company transactions and accounts are eliminated in consolidation.

The financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates.

The Company and its subsidiaries are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $15,595,879. These matters indicate substantial doubt about the ability of the Company to continue as a going concern. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.

During the quarter ending March 31, 2004, the Company organized AMO as a wholly-owned subsidiary. AMO, through capitalization from the Company, acquired the New World Legacy, a research vessel for cash consideration of $429,472, and for equity instruments of the Company valued at $350,00.

During the quarter ending March 31, 2004, the Company issued 5,213,865 shares of common stock. Of these shares, 3,200,000 shares were issued for cash of $850,000 of which $274,975 was subscribed for at December 31, 2003. The Company issued 1,000,000 shares for the acquisition of the research vessel. The remaining shares were issued in satisfaction of certain payable, and other obligations. In addition, the Company issued 800,000 common stock warrants during the current quarter. The warrants were issued to a lien-holder of the research vessel in satisfaction of the lien. The warrants convert to one share of common stock, are exercisable over five years, with an exercise price of $0.25.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                         (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                  (Unaudited)

NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method. Presented below is certain financial information of the Company with comparative proforma information determined as if the Company had accounted for the stock-based compensation utilizing the fair-value method

                                                            March 31, 2003       March 31, 2004
                                                            --------------       --------------

     Net Loss as reported                                    $  (327,104)        $   (749,774)
     Basic and diluted loss per share
       As reported                                           $     (0.01)        $     (0.02)

     Stock-based employee compensation
       cost included in net loss as reported                 $        -          $         -
     Stock based employee compensation
       cost based on fair-value method                       $        -          $         -
     Proforma net loss including stock-based
       compensation cost based on fair-value method          $  (327,104)        $   (749,774)
     Proforma basic and diluted loss per share
       including stock-based compensation
       cost based on fair-value method                       $     (0.01)        $      (0.02)

NOTE 3 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At March 31, 2004 the Company had outstanding 3,967,376 warrants and 768,200 options on common stock, each convertible to one share of the Company's common stock. The options exercised to common stock and shown as a reduction of equity have been presented in the outstanding shares presentation and in the earnings per share presentation. The following presents the calculation of basic earnings per share:

                      RUBY MINING COMPANY AND SUBSIDIARIES
                         (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                  (Unaudited)

NOTE 3 - EARNINGS PER SHARE (CONTINUED)


                                                   For the Three Months Ended March 31, 2004
                                                  --------------------------------------------
                                                                     Weighted
                                                                   Average Shares    Per-Share
                                                   (Numerator)      (Denominator)     Amount
                                                   -----------     --------------   ----------
BASIC EPS
   Income (loss) available to
     common shareholders'                         $  (749,774)     $  48,573,077    $    (0.02)
                                                  ===========      =============    ==========


                                                   For the Three Months Ended March 31, 20043
                                                  --------------------------------------------
                                                                     Weighted
                                                                   Average Shares    Per-Share
                                                   (Numerator)      (Denominator)     Amount
                                                   -----------     --------------   ----------

BASIC EPS
     Income (loss) available to common
shareholders'                                     $   (327,104)    $  30,286,836    $  (0.01)
                                                  ============     =============    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and its wholly owned subsidiaries Admiralty Corporation ("Admiralty"), and Admiralty Marine Operations, LTD. ("AMO"), are a development stage company and have had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the three months ended March 31, 2004 through the issuance of 5,213,865 shares of common stock for a consideration of $1,218,520 from 36 individuals. The certificates representing these shares were issued on or about March 31, 2004. In addition, employees of the Company have partially deferred payments of compensation to provide liquidity for the company.

The Company entered into a Conditional Bill of Sale dated February 7, 2004 with Caribbean Treasure Hunters, Inc. to acquire the marine research vessel the New World Legacy for 1,000,000 shares of common stock of the Company. The shares are "restricted securities" under Rule 144 issued by the Securities and Exchange Commission. The conditions of the acquisition of the vessel were payment of all liens and custody expenses. At March 31, 2004, $779,472.31 total consideration had been paid for the New World Legacy. $250,000 of this amount was in the form of the shares issued to Caribbean Treasure Hunters, Inc., and $100,000 was recorded in exchange for 800,000 five year warrants exercisable at $0.25 each in satisfaction of an outstanding lien on the vessel. The remainder, $429,472.31 was paid by the Company in cash, in part from cash proceeds received by the Company from the issuance of promissory notes totaling $310,819 (with 7-year terms and annual interest rates of 6.75%) provided by two individuals (one an executive officer of the Company). Upon satisfaction of the conditions of the conditional Bill of Sale, one five-year warrant exercisable at $0.25 per share will be issued to these individuals for each principal dollar loaned.

PLAN OF OPERATION

As the Company has commenced operations on the Pedro Bank in Jamaican waters, management believes that the Company has enhanced access to investments of capital. Management is utilizing existing relationships and business advisors to seek additional opportunities for capital investments. Currently, Management is seeking to privately place $1,750,000 worth of restricted stock and warrants at a price of $0.70 per Unit (with each Unit consisting of one share of common stock and two warrants)to accredited investors. With the Company's current cash level, operations of the Company would be limited over the next twelve months without an additional capital investment to satisfy existing liabilities and to fund future operations. During the three months ended March 31, 2004, the Company satisfied liquidity needs through short-term borrowings and the sale of equity securities.

RESULTS OF OPERATIONS

The Company had no revenue from operations during the three months ended March 31, 2004. For the three months ended March 31, 2004,the Company incurred a net loss of $(749,774) compared to a net loss of $(327,104) for the three months ended March 31, 2003. The increase was primarily due to an increase in research and development costs of $250,000 for ATLISTM construction costs, an increase of $61,276 in salaries, and an increase of $108,952 in professional services. Each of these related to the increased activities of the Company. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue the historic shipwrecks. Additionally, the Company acquired a search and recovery ship, the New World Legacy (the "Ship"), which it has deployed on the Pedro Bank, and the Company continues building the first ATLIS field units to be used in the search efforts on the Pedro Bank.

For the three months ended March 31, 2004, depreciation and amortization have declined from the three months ending March 31, 2003 due to declining depreciable basis of the fixed assets. This number should, however, increase in the future with the acquisition of the research vessel and equipment thereon and the building of the ATLIS field units. Professional fees for the three months ended March 31, 2004 have increased 235.7% from the three months ended March 31, 2003 due to an increase in survey and archaeological research services contracted by the Company, and other professional services.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, the ability of the Company to obtain funding or financing for operations, the ability of the Company to establish and maintain relationships with foreign countries, and the successful utilization of the Company's developed technology. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by,or on behalf of, the Company.

ITEM 3.  CONTROLS AND PROCEDURES

     (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. G. Howard Collingwood, Chief Executive Officer and Murray D. Bradley, Jr., Chief Financial Officer, reviewed and participated in this evaluation. Base on this evaluation, Messrs. Collingwood and Bradley concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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

The Company filed a Complaint against two individuals who had been engaged by the Company to provide consulting services ("Consultants") on October 24, 2003 in the Superior Court of Fulton County, Georgia. The complaint alleges that the Consultants breached their respective Consulting Agreements with the Company and wrongfully converted the 2,350,000 shares of common stock (the "Consulting Shares") and $20,000 of cash ("Consulting Cash") received by them from the Company as consulting fees and fraudulently induced the Company to enter into the Consulting Agreements. The Complaint seeks a judgment compelling the Consultants to return the Consulting Shares or the cash equivalent thereof and the Consulting Cash and for punitive damages, attorneys' fees and all costs of court. The Company is proceeding with these actions.

The Company may also be engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend or prosecute its position, as the case may be, and believes the outcome of any litigation will not have a material effect on the Company.


Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.



 (a) Exhibits

Exhibit 31    Certification of President and Chief Executive
              Officer pursuant to Section 302 of Sarbanes-Oxley
              Act of 2002.

              Certification of Chief Financial Officer pursuant to
              Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32    Certifications pursuant to Section 906 of Sarbanes-
              Oxley Act of 2002.


 (b) Form 8-K

Reports on Form 8-K. The Company filed a Current Report on Form 8-K on April 21, 2004, regarding the change in the Company's Chief Executive Officer and Chairman of the Board of Directors from Herbert C. Leeming to G. Howard Collingwood, the arrival of the New World Legacy in Jamaica to begin work on the Pedro Bank, and the sending of a demand letter to attorneys representing Ocean Resources demanding payment of a $1,000,000 licensing fee owed to the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2004.

                                  Ruby Mining Co.,
                                  a Colorado corporation


                                  By:   /s/ G. Howard Collingwood
                                      ---------------------------------
                                  Name: G. Howard Collingwood
                                  Title: Chief Executive Officer


                                  By:   /s/ Murray D. Bradley, Jr.
                                      ---------------------------------
                                  Name: Murray D. Bradley, Jr.
                                  Title: Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION OF EXHIBIT


Exhibit 31    Certification of President and Chief Executive
              Officer pursuant to Section 302 of Sarbanes-Oxley
              Act of 2002.

              Certification of Chief Financial Officer pursuant to
              Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32    Certifications pursuant to Section 906 of Sarbanes-
              Oxley Act of 2002.