Form 10QSB
period 2004-06-30
RUBY MINING CO
filed 2004-08-16
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


 x   Quarterly Report Under Section 13 or 15(d) of the Securities
---  Exchange Act of 1934


          For the quarterly period ended June 30, 2004.


                         Commission File Number 0-7501.


                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                   83-0214117
           --------                                   ----------
(State or other Jurisdiction of        (I.R.S. Employer Identification
Incorporation or Organization)              Number)

              3490 Piedmont Rd., Suite 304, Atlanta, Georgia 30305
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                     Issuers Telephone Number (404) 231-8500

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X       NO
                                -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                               Outstanding at June 30, 2004
      -----                               -----------------------------
Common Stock, $.001 Par Value                 52,551,604 shares

Transitional Small Business Disclosure Format: YES          NO    X
                                                   -------      -------

                       RUBY MINING COMPANY AND SUBSIDIARIES
                                   Form 10-Q

                                      Index


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                    3

             Condensed Consolidated Balance Sheets                          4-5

              Condensed Consolidated Statements of Operations                 6

              Condensed Consolidated Statements of Cash Flows                 7

              Notes to Financial Statements                                 7-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       10-11

Item 3.   Controls and Procedures                                            12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 2.   Changes in Securities and Use of Proceeds                          13

Item 3.   Defaults Upon Senior Securities                                    14

Item 4.   Submission of Matter to a Vote of Security Holders                 14

Item 5.   Other Information                                                  14

Item 6.   Exhibits and Reports on Form 8-K                                   14

          Signatures                                                         15

          Exhibit Index                                                      16

PART I        FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                JUNE 30,       DECEMBER 31,
                                                                  2004             2003
                                                             -------------     ------------

                             ASSETS
CURRENT ASSETS
   Cash in bank                                              $     42,127      $    352,037
   Expense and employee receivable                                216,226           173,976
   Other                                                           15,368            11,368
                                                             ------------      ------------
         TOTAL CURRENT ASSETS                                     273,761           537,381

Fixed assets, net of accumulated depreciation                         640               758
New World Legacy-vessel; net of accumulated depreciation          785,286                 0
Other assets                                                       38,014            47,714
                                                             ------------      ------------

         TOTAL ASSETS                                        $  1,097,701      $    585,853
                                                             ============      ============

             LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
   Accounts payable                                          $    230,056      $    640,326
   Accrued compensation and consulting fees                       343,000           202,000
   Short-term advances                                            339,850           212,000
                                                             ------------      ------------

         TOTAL CURRENT LIABILITIES                                912,906         1,054,526

Long-term debt, net of discount                                 3,753,879         3,557,193
Interest payable                                                2,718,609         2,513,441
                                                             ------------      ------------

         TOTAL LIABILITIES                                      7,385,394         7,125,160
                                                             ------------      ------------

Stockholders' deficit
   Common stock                                                    52,552            45,966
   Paid-in capital                                             10,166,599         8,223,032
   Subscribed shares                                                    0           274,975
   Receivable for exercised options                              (237,175)         (237,175)
   Development stage deficit                                  (16,269,669)      (14,846,105)
                                                             ------------      ------------
         Total stockholders' deficit                           (6,287,693)       (6,539,307)
                                                             ------------      ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $  1,097,701      $    585,853
                                                             ============      ============


See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  Three Months Ended
                                          From Inception                June 30,
                                             through         ------------------------------
                                          June 30, 2004          2004               2003
                                          --------------     ------------      ------------

Revenues                                  $     199,927      $       --        $       --
                                          -------------      ------------      ------------

Operating expenses

   Compensation and employee benefits         3,229,283            98,687            29,030
   Forgiveness of salaries                     (663,625)             --                --
   Research and development                   1,840,423              --                --
   General and administrative                 3,826,980            84,968            56,251
   Depreciation and amortization                162,388            12,692             2,890
   Professional fees                          3,584,080            60,843            73,969
   Exploration expense                          222,861           222,861              --
                                          -------------      ------------      ------------
                                             12,202,390           480,051           162,140
                                          -------------      ------------      ------------

         Operating (loss)                   (12,002,463)         (480,051)         (162,140)

Other income (expense)                          724,615            53,183             5,574
Interest (expense)                           (4,991,821)         (246,922)         (208,201)
                                          -------------      ------------      ------------

         Net (loss)                       $ (16,269,669)     $   (673,970)     $   (364,767)
                                          =============      ============      ============

Net (loss) per common share:
   Basic and diluted                                         $      (0.01)     $      (0.01)
                                                             ============      ============








See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Six Months Ended
                                                    June 30,
                                          ----------------------------
                                             2004             2003
                                          -----------      -----------

Revenues                                  $      --        $      --
                                          -----------      -----------

Operating expenses

   Compensation and employee benefits         207,433           76,500
   Research and development                   250,000             --
   General and administrative                 173,886          111,878
   Depreciation and amortization               12,751            5,780
   Professional fees                          194,900           99,074
   Exploration expense                        222,861
                                          -----------      -----------
                                            1,061,831          293,232
                                          -----------      -----------

         Operating (loss)                  (1,061,831)        (293,232)

Other income (expense)                        103,409           11,103
Interest (expense)                           (465,142)        (409,742)
                                          -----------      -----------

         Net (loss)                       $(1,423,564)     $  (691,871)
                                          ===========      ===========

Net (loss) per common share:
   Basic and diluted                      $     (0.03)     $     (0.02)

                                          ===========      ===========















See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            From Inception
                                                               Six Months Ended                Through
                                                                    June 30,                 June 30,2004
                                                        -------------------------------     --------------
                                                             2004              2003
                                                        -------------     -------------

Operating activities
   Net loss                                             $ (1,423,564)     $   (691,871)     $ (16,269,669)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                       12,751             5,780            161,170
          Discount amortization                              196,686           175,916          1,849,737
          Equity-based professional services                 177,000              --            1,055,960
          Increase in accounts payable and accruals          (66,090)           35,402          1,087,800
          Increase in interest payable                       205,168           224,085          2,720,827
          Other, net                                           5,700            59,405             47,982
                                                        ------------      ------------      -------------

         Net cash used in operating activities              (892,349)         (191,283)        (9,346,103)
                                                        ------------      ------------      -------------

Investing activities
   Advances under expense receivable                         (42,290)           (2,086)          (186,325)
   Purchase of fixed assets                                     --                --             (149,177)
   Purchase of vessel                                       (448,019)             --             (448,019)
                                                        ------------      ------------      -------------

         Net cash used in investing activities              (490,309)           (2,086)          (783,521)
                                                        ------------      ------------      -------------

Financing activities
   Issuance of common stock and warrants                     924,486            15,001          7,352,172
   Short-term advances                                       148,262           163,300            639,462
   Stock subscription                                           --              15,000            275,975
   Issuance of debentures                                       --                --            1,904,142
                                                        ------------      ------------      -------------

         Net cash provided by financing activities         1,072,748           193,301         10,171,751
                                                        ------------      ------------      -------------

Net increase (decrease) in cash                             (309,910)              (68)            42,127

Cash at beginning of period                                  352,037             1,606               --
                                                        ------------      ------------      -------------

Cash at end of period                                   $     42,127      $      1,538      $      42,127
                                                        ============      ============      =============




See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Ruby Mining Company (the "Company") and its wholly-owned subsidiaries, Admiralty Corporation ("Admiralty"), and Admiralty Marine Operations, LTD. ("AMO"). Significant inter-company transactions and accounts are eliminated in consolidation.

The financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates.

The Company and its subsidiaries are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $16,269,669. These matters indicate substantial doubt about the ability of the Company to continue as a going concern. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.

During the quarter ending March 31, 2004, the Company organized AMO as a wholly-owned subsidiary. AMO, through capitalization from the Company, acquired the New World Legacy, a research vessel for cash consideration of $429,472, and for equity instruments of the Company valued at $350,00.

During the quarter ending June 30, 2004, the Company issued 1,371,595 shares of common stock for cash consideration of $348,985 and forgiveness of liabilities of $157,614. In addition the Company issued 5,329,008 warrants on the Company's common stock during the quarter ending June 30, 2004. Each warrant is for one share of the Company's common stock. Of these warrants issued, 852,858 were issued as part of the private placement stock offering being conducted by the Company during this time.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

These warrants have exercise prices ranging from $1.35 to $2.25. The remaining 4,476,150 warrants were issued by the Company to employees, directors and consultants to the Company. These warrants are on restricted stock of the Company and cannot be immediately exercised. These exercise price of these warrants is $0.25 per share.


NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method. Presented below is certain financial information of the Company with comparative proforma information determined as if the Company had accounted for the stock-based compensation utilizing the fair-value method for the presented six month periods.

                                                    June 30, 2004      June 30, 2003
                                                   --------------     --------------

Net Loss as reported                               $  (1,423,564)     $    (691,871)
Basic and diluted loss per share
  As reported                                      $       (0.03)     $       (0.02)
Stock-based employee compensation
  cost included in net loss as reported            $       --         $       --
Stock based employee compensation
  cost based on fair-value method                  $       --         $       --
Proforma net loss including stock-based
  compensation cost based on fair-value method     $  (1,423,564)     $    (691,871)
Proforma basic and diluted loss per share
  including stock-based compensation
  cost based on fair-value method                  $       (0.03)     $       (0.02)

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 3 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At June 30, 2004 the Company had outstanding 8,996,384 warrants and 768,200 options on common stock, each convertible to one share of the Company's common stock. The options exercised to common stock and shown as a reduction of equity have been presented in the outstanding shares presentation and in the earnings per share presentation. The following presents the calculation of basic earnings per share:

                                             For the Six Months Ended June 30, 2004
                                         ----------------------------------------------
                                                             Weighted
                                                             Average         Per-Share
                                         (Numerator)          Shares           Amount
                                                           (Denominator)
                                         ------------      -------------     ----------
BASIC EPS
     Income (loss) available to
common shareholders'                     $ (1,423,564)     $  51,525,802     $    (0.03)
                                         ============      =============     ==========





                                             For the Six Months Ended June 30, 2004
                                         ----------------------------------------------
                                                             Weighted
                                                             Average         Per-Share
                                         (Numerator)          Shares           Amount
                                                           (Denominator)
                                         ------------      -------------     ----------

BASIC EPS
     Income (loss) available to
common shareholders'                     $   (691,871)     $  30,553,503     $    (0.02)
                                         =============     =============     ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and its wholly owned subsidiaries Admiralty Corporation ("Admiralty") and Admiralty Marine Operations Ltd. ("AMO") are a development stage company and have had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the three months ended June 30, 2004 through the issuance of 1,371,595 shares of common stock for a consideration of $507,099 from 36 individuals. The certificates representing these shares were issued on or about June 30, 2004. In addition, employees of the Company have partially deferred payments of compensation to help provide liquidity for the Company.

The Company satisfied $100,000 in acquisition costs for the New World Legacy by issuing 800,000 five (5) year warrants at an exercise price of $0.25 per share to one individual.

The Company entered into a Conditional Bill of Sale dated February 7, 2004 with Caribbean Treasure Hunters, Inc. to acquire the marine research vessel the New World Legacy for 1,000,000 shares of common stock of the Company. The shares are "restricted securities" under Rule 144 issued by the Securities and Exchange Commission. The conditions of the acquisition of the vessel were payment of all liens and custody expenses. At June 30, 2004, $779,472.31 total consideration had been paid for the New World Legacy. $250,000 of this amount was in the form of the 1,000,000 shares issued to Caribbean Treasure Hunters, Inc., and $100,000 was recorded in exchange for 800,000 five year warrants exercisable at $0.25 each. The remainder, $447,920.56 was paid by the Company in cash, in part from cash proceeds received by the Company from the issuance of promissory notes totaling $310,819 (with 7-year terms and annual interest rates of 6.75%) provided by two individuals (one an executive officer of the Company). Upon satisfaction of the conditions of the conditional Bill of Sale, one five-year warrant exercisable at $0.25 per share will be issued to these individuals for each principal dollar loaned.


PLAN OF OPERATION

As the Company has commenced operations on the Pedro Bank in Jamaican waters, management believes that the Company has enhanced access to investments of capital. Management is utilizing existing relationships and business advisors to seek additional opportunities for capital investments. Currently, Management is seeking to privately place $1,750,000 worth of restricted stock and warrants at a price of $0.70 per Unit (with each Unit consisting of one share of common stock and two warrants)to accredited investors. With the Company's current cash level, operations of the Company would be limited over the next twelve months without an additional capital investment to satisfy existing liabilities and to fund future operations. During the three months ended June 30, 2004 the Company satisfied liquidity needs through short-term borrowings, deferral of some salaries and expenses and the sale of equity securities.

RESULTS OF OPERATIONS


The Company had no revenue from operations during the three months ended June 30, 2004. For the three months ended June 30, 2004, the Company incurred a net loss of $673,790 compared to a net loss of $364,767 for the three months ended June 30, 2003. The increase was primarily due to an increase in costs associated with the Company's marine expedition at the Pedro Bank, Jamaica, including professional fees for archaeological costs in Jamaica. The Company also incurred professional fees for settlement of legal disputes, and a $69,657 increase in salary accruals. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue historic shipwrecks. Additionally, the Company acquired a search and recovery ship, the New World Legacy (the "Ship"), which it has deployed on the Pedro Bank and on other projects and the Company continues building the first ATLISTM field units to be used in the search efforts on the Pedro Bank.

For the three months ended June 30, 2004 depreciation and amortization have increased from the three months ending June 30, 2003 due to the New World Legacy acquisition. This amount should increase in the future with building of the ATLISTM field units and the acquisition of other equipment. General and administrative costs for the three months ended June 30, 2004 have increased from those costs for the three months ended June 30, 2003 due to increased activities related to obtaining funding and due to the acquisition of the Ship and continued work associated with building the ATLISTM field units.

For the six month period ending June 30, 2004, the Company incurred a loss of $1,423,564 compared to a loss of $691,871 in the same period ending June 30, 2003. The increased loss is due principally to expenses and costs associated with the Company's survey operations on the Pedro Bank, Jamaica and the expenses and costs associated with restructuring Company debts.

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

         (B) INTERNAL CONTROLS. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is currently reviewing proposed internal control procedures to increase compliance with SEC reporting through Forms 3, 4 and 5 by individuals affected by these requirements.


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

The Company's lawsuits against two individuals who had been engaged by the Company to provide consulting services, which actions were described in the Company's 10-QSB for the quarter ended March 31, 2004, have been settled and those actions have been dismissed. In one case, the consultant/defendant paid the Company $20,000 for prior stock options exercised by this individual and also paid the Company an additional $60,000 to exercise a stock option for 500,000 shares of the Company's common stock which were registered for resale under Form S-8. the parties also entered into mutual releases and indemnifications. In the other case, the action was dismissed and the parties entered into mutual releases and indemnifications. Litigation is proceeding in the "Matter of John Mansfield" action filed by the Company in Pickens County, Georgia Superior Court to recover monies owed for non-payment of a promissory note executed by Mr. Mansfield for the purchase of shares upon the exercise of a stock option.

The Company is also engaged in litigation against its former CEO filed in the Superior Court of Fulton County to recover monies owed the Company for advances/loans by the Company.

The Company may also be engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend or prosecute its position, as the case may be, and believes the outcome of any litigation will not have a material effect on the Company.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On April 7, 2004 the company issued 630,166 shares of its common stock, in exchange for debts totaling $157,614.60, at a share price of $0.25 a share to four individuals who had previously loaned the Company money. In addition, on April 2, 2004, a shareholder exercised warrants to purchase 300,000 shares of common stock for a total consideration of $40,500. Furthermore,, beginning April 19, 2004 through and including June 30, 2004, the Company initiated a private placement of unregistered securities in the form of units, with each unit consisting of one share of restricted common stock, one two-year warrant to purchase a restricted share of common stock at an exercise price of $1.35 and one four-year warrant to purchase a restricted share of common stock at an exercise price of $2.25. From April 19, 2004 through June 30, 2004, a total of 441,429 units were sold for aggregate consideration of $308,485. Any commissions or finders' fees in connection with the sale of the units will be paid at the end of this offering and will be reported on Form D and in the quarterly or annual filing with the United States Securities and Exchange Commission ("SEC") for the period in which such commissions or finders' fees are paid.

On March 3, 2004, the Board of Directors granted 4,476,150 five-year employee stock warrants to purchase 4,476,150 shares of restricted common stock, such warrants exercisable after a six-month holding period at an exercise price of $0.25 per share. These warrants were issued on June 11, 2004. Also approved for the former CEO was a five-year warrant to purchase 3,430,000 shares of restricted common stock, which warrant has yet to be granted pending a resolution of monies owed to the Company by the former CEO.

In making the foregoing sales and issuances of securities, the Company relied upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Sections 4(2) and 4(6) of the Act and Rule 506 of Regulation D promulgated by the SEC pursuant to authority granted to it by the Act, as transactions not involving a public offering made solely to "accredited investors."

Repurchase of Securities

The Company did not repurchase any of its common shares during the second quarter of 2004.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

On July 9, 2004, Herbert C. Leeming and James W. Larsen tendered their resignations as directors of the Company. Effective July 22, 2004, James W. Larsen also resigned as an executive officer of the Company. He is currently continuing his work on the ATLISTM field units as a technology consultant to the Company. The Company reduced a loan payable to G. Howard Collingwood in the principal amount of $55,395 in satisfaction of a "short swing" profit unintentionally realized by Mr. Collingwood as a result of purchases and sales of the Company's common stock by Mr. Collingwood in 2003. This loan reduction left a balance owed to Mr. Collingwood of Approximately $129,000 as of June 30, 2004. The monies loaned to the Company were used in connection with the acquisition of the ship the New World Legacy.

Item 6.  Exhibits and Reports on Form 8-K.


 (a)  Exhibits

Exhibit 31.1       Certification of President and Chief Executive
                   Officer pursuant to Section 302 of Sarbanes-Oxley
                   Act of 2002.

Exhibit            31.2 Certification of Chief Financial Officer pursuant to
                   Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1       Certifications pursuant to Section 906 of Sarbanes-
                   Oxley Act of 2002.


 (b) Form 8-K

Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2004.

                                            Ruby Mining Co.,
                                            a Colorado corporation


                                            By:   /s/ G. Howard Collingwood
                                                --------------------------------
                                            Name: G. Howard Collingwood
                                            Title: Chief Executive Officer


                                            By:   /s/ Murray D. Bradley, Jr.
                                                --------------------------------
                                            Name: Murray D. Bradley, Jr.
                                            Title: Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NO.      DESCRIPTION OF EXHIBIT


Exhibit 31.1     Certification of President and Chief Executive
                 Officer pursuant to Section 302 of Sarbanes-Oxley
                 Act of 2002.

Exhibit 31.2     Certification of Chief Financial Officer pursuant to
                 Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1     Certifications pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002.