Form 10QSB
period 2004-09-30
RUBY MINING CO
filed 2004-11-12
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


 x  Quarterly Report Under Section 13 or 15(d) of the Securities
--- Exchange Act of 1934


            For the quarterly period ended September 30, 2004.


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
     (State or other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                Identification Number)

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

                        YES   X    NO
                            -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                                   Outstanding at September 30, 2004
      -----                                   ----------------------------------
Common Stock, $.001 Par Value                        54,058,033 shares

Transitional Small Business Disclosure Format: YES          NO
                                                                   X
                                                   -------      -------

                       RUBY MINING COMPANY AND SUBSIDIARIES
                                   Form 10-Q

                                      Index


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                     3

    Condensed Consolidated Balance Sheets                                      3

  Condensed Consolidated Statements of Operations                              4

  Condensed Consolidated Statements of Cash Flows                              5

  Notes to Financial Statements                                                7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations                    10

Item 3.   Controls and Procedures                                             12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities and Use of Proceeds                           13

Item 3.   Defaults Upon Senior Securities                                     13

Item 4.   Submission of Matter to a Vote of Security Holders                  14

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    14

          Signatures                                                          15

          Exhibit Index                                                       16

PART I        FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 2004              2003
                                                             -------------     ------------

                             ASSETS
CURRENT ASSETS
   Cash in bank                                              $     10,083      $    352,037
   Expense and employee receivable                                218,528           173,976
   Other                                                            5,000            11,368
                                                             ------------      ------------
         TOTAL CURRENT ASSETS                                     233,611           537,381

Fixed assets, net of accumulated depreciation                         581               758
New World Legacy-vessel; net of accumulated depreciation          772,653                 0
Other assets                                                       38,014            47,714
                                                             ------------      ------------

         TOTAL ASSETS                                        $  1,044,859      $    585,853
                                                             ============      ============

             LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
   Accounts payable                                          $    314,592      $    640,326
   Accrued compensation and consulting fees                       387,400           202,000
   Short-term advances                                            364,851           212,000
                                                             ------------      ------------


         TOTAL CURRENT LIABILITIES                              1,066,843         1,054,526

Long-term debt, net of discount                                 3,855,532         3,557,193
Interest payable                                                2,840,392         2,513,441
                                                             ------------      ------------

         TOTAL LIABILITIES                                      7,762,767         7,125,160
                                                             ------------      ------------

Stockholders' deficit
   Common stock                                                    54,058            45,966
   Paid-in capital                                             10,644,593         8,223,032
   Subscribed shares                                                    0           274,975
   Receivable for exercised options                              (227,209)         (237,175)
   Development stage deficit                                  (17,189,350)      (14,846,105)
                                                             ------------      ------------
         Total stockholders' deficit                           (6,717,908)       (6,539,307)
                                                             ------------      ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $  1,044,859      $    585,853
                                                             ============      ============


See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                        Three Months Ended
                                            From Inception                September 30,
                                               through            ------------------------------
                                          September 30, 2004          2004              2003
                                          ------------------      ------------      ------------

Revenues                                     $    199,927         $       --        $       --
                                             ------------         ------------      ------------

Operating expenses

   Compensation and employee benefits           3,315,113               85,830            63,000
   Forgiveness of salaries                       (663,625)                --                --
   Research and development                     1,840,423                 --                --
   General and administrative                   3,895,959               68,979            91,392
   Depreciation and amortization                  175,081               12,693             2,712
   Professional fees                            4,055,180              471,100            27,305
   Exploration expense                            304,900               82,039              --
                                             ------------         ------------      ------------
                                               12,923,031              720,641           184,409
                                             ------------         ------------      ------------

         Operating (loss)                     (12,723,104)            (720,641)         (184,409)

Other income (expense)                            749,009               24,394             4,123
Interest (expense)                             (5,215,255)            (223,434)         (216,581)
                                             ------------         ------------      ------------

         Net (loss)                          $(17,189,350)        $   (919,681)     $   (396,867)
                                             ============         ============      ============

Net (loss) per common share:
   Basic and diluted                                              $      (0.02)     $     (0.01)
                                                                  ============      ===========








See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                Nine Months Ended
                                                  September 30,
                                          ----------------------------
                                             2004             2003
                                          -----------      -----------

Revenues                                  $      --        $      --
                                          -----------      -----------

Operating expenses

   Compensation and employee benefits         293,263          139,500
   Research and development                   250,000             --
   General and administrative                 242,865          203,270
   Depreciation and amortization               25,444            8,492
   Professional fees                          666,000          126,379
   Exploration expense                        304,900             --
                                          -----------      -----------
                                            1,782,472          477,641
                                          -----------      -----------

         Operating (loss)                  (1,782,472)        (477,641)


Other income (expense)                        127,805           15,226

Interest (expense)                           (688,578)        (626,323)
                                          -----------      -----------

         Net (loss)                       $(2,343,245)     $(1,088,738)
                                          ===========      ===========

Net (loss) per common share:
   Basic and diluted                      $     (0.04)     $     (0.04)
                                          ===========      ===========















See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              From Inception
                                                               Nine Months Ended                 Through
                                                                 September 30,              September 30,2004
                                                        ------------------------------     ------------------
                                                            2004              2003
                                                        ------------      ------------

Operating activities
   Net loss                                             $ (2,343,245)     $ (1,088,738)       $(17,189,350)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
          Depreciation and amortization                       25,543             8,492             173,962
          Discount amortization                              289,339           267,357           1,942,390
          Equity-based professional services                 407,000              --             1,285,960
          Increase in accounts payable and accruals          (94,768)           27,610             996,015
          Increase in interest payable                       326,951           341,125           2,842,610
          Other, net                                          33,528            87,410             139,007
                                                        ------------      ------------        ------------

         Net cash used in operating activities            (1,355,652)         (356,744)         (9,809,406)
                                                        ------------      ------------        ------------

Investing activities
   Advances under expense receivable                         (44,552)           (3,131)           (188,587)
   Purchase of fixed assets                                     --                --              (149,177)
   Purchase of vessel                                       (448,019)             --              (448,019)
                                                        ------------      ------------        ------------

         Net cash used in investing activities              (492,571)           (3,131)           (785,783)
                                                        ------------      ------------        ------------

Financing activities
   Issuance of common stock and warrants                   1,333,106            15,001           7,760,792
   Short-term advances                                       173,163           210,300             664,363
   Stock subscription                                           --             160,700             275,975
   Issuance of debentures                                       --                --             1,904,142
                                                        ------------      ------------        ------------

         Net cash provided by financing activities         1,506,269           386,001          10,605,272
                                                        ------------      ------------        ------------

Net increase (decrease) in cash                             (341,954)           26,126              10,083

Cash at beginning of period                                  352,037             1,606                --
                                                        ------------      ------------        ------------

Cash at end of period                                   $     10,083      $     27,732        $     10,083
                                                        ============      ============        ============






See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Ruby Mining Company (the "Company") and its wholly-owned subsidiaries, Admiralty Corporation ("Admiralty"), and Admiralty Marine Operations, LTD. ("AMO"). Significant inter-company transactions and accounts are eliminated in consolidation.

The financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates.

The Company and its subsidiaries are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $17,189,350. These matters indicate substantial doubt about the ability of the Company to continue as a going concern. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.

During the quarter ending March 31, 2004, the Company organized AMO as a wholly-owned subsidiary. AMO, through capitalization from the Company, acquired the New World Legacy, a research vessel, for cash consideration of $429,472, and for equity instruments of the Company valued at $350,000.

During the quarter ending September 30, 2004, the Company issued 1,506,429 shares of common stock and 512,858 warrants on the Company's common stock. The warrants have exercise prices ranging from $.46 to $2.25 per share. Each warrant is for one share of the Company's common stock. The warrants have exercise periods ranging from one to five years. Some of the warrants are on restricted stock of the company. In addition, 800,000 warrants were exercised during the current quarter. Total cash consideration received by the company for the issuance and exercise of these instruments was $479,500.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method. Presented below is certain financial information of the Company with comparative proforma information determined as if the Company had accounted for the stock-based compensation utilizing the fair-value method for the presented nine month periods.

                                                                     September 30, 2004        September 30, 2003
                                                                     ------------------        ------------------
     Net Loss as reported                                            $      (2,343,245)        $      (1,088,738)
     Basic and diluted loss per share
       As reported                                                   $           (0.04)        $           (0.04)
     Stock-based employee compensation
       cost included in net loss as reported                         $            --           $            --
     Stock based employee compensation
       cost based on fair-value method                               $            --           $            --
     Proforma net loss including stock-based
       compensation cost based on fair-value method                  $      (1,423,564)        $        (691,871)
     Proforma basic and diluted loss per share
       including stock-based compensation
       cost based on fair-value method                               $           (0.04)        $           (0.04)

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

NOTE 3 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At September 30, 2004 the Company had outstanding 8,709,242 warrants and 768,200 options on common stock, each convertible to one share of the Company's common stock. The options exercised to common stock and shown as a reduction of equity have been presented in the outstanding shares presentation and in the earnings per share presentation. The following presents the calculation of basic earnings per share:

                                                   For the Nine Months Ended September 30, 2004
                                                  ---------------------------------------------
                                                                      Weighted
                                                                   Average Shares    Per-Share
                                                    (Numerator)    (Denominator)      Amount
                                                  -------------    --------------    ----------
BASIC EPS
  Income (loss) available to common
shareholders'                                     $ (2,343,245)      52,279,017       $  (0.04)
                                                  =============    ==============     =========





                                                   For the Nine Months Ended September 30, 2003
                                                  ---------------------------------------------
                                                                      Weighted
                                                                   Average Shares    Per-Share
                                                    (Numerator)    (Denominator)      Amount
                                                  -------------    --------------    ----------
BASIC EPS
  Income (loss) available to common
shareholders'                                     $  (1,088,738)     30,570,169       $  (0.04)
                                                  =============    ==============     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and its wholly owned subsidiaries Admiralty Corporation ("Admiralty") and Admiralty Marine Operations Ltd. ("AMO") are a development stage company and have had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the three months ended September 30, 2004 through the issuance of 1,506,429 shares of common stock for a consideration of $479,500 from 12 individuals. This includes 206,429 two year warrants exercisable at $1.35 each and 206,429 four year warrants exercisable at $2.25 each. These warrants were issued as part of a private placement offering of a $0.70 unit consisting of one share of restricted common stock, a two year warrant exercisable for $1.35, and a four year warrant exercisable for $2.25 a share(Shares issued upon exercise of these options are unregistered common stock of the Company.). The certificates representing these shares were issued on or about Sept 30, 2004.

Additionally, two individuals, unrelated to the company, exercised a total of 800,000 warrants (150,000 at $.10, 150,000 at $0.20 and 500,000 at $0.12) for a
total consideration of $105,000 (this amount is included in the reported total consideration of $479,500 above and the shares issued of 800,000 are included in the 1,506,429 total shares issued for the quarter). The 500,000 shares received by option exercise was pursuant to a settlement on the "Corday" lawsuit and were pursuant to an SEC S-8 registration previously registered on January 30, 2002.

The Company satisfied $25,000 in operating costs through a short term (180 days) loan from one individual at an interest rate of 6.75%.

In addition, employees of the Company have partially deferred payments of compensation to help provide liquidity for the Company.

The Company also deferred monthly payments of a loan associated with the Company's research vessel, the New World Legacy. These loans, along with the associated interest of 6.75% per annum, are amortized over a period of 84 months and are held by two note-holders (one of which is an executive officer of the company).

PLAN OF OPERATION

As the Company has commenced operations on the Pedro Bank in Jamaican waters, management believes that the Company has enhanced access to investments of capital. Management is utilizing existing relationships and business advisors to seek additional opportunities for capital investments. Currently, Management is continuing to privately place $1,750,000 worth of restricted stock and warrants at a price of $0.70 per Unit (with each Unit consisting of one share of common stock and two warrants)to accredited investors. With the Company's current cash level, operations of the Company would be limited over the next twelve months without an additional capital investment to satisfy existing liabilities and to fund future operations. During the three months ended September 30, 2004 the Company satisfied liquidity needs through short-term borrowings, deferral of some salaries and expenses and the sale of equity securities.

RESULTS OF OPERATIONS

The Company had no revenue from operations during the three months ended September 30, 2004. For the three months ended September 30, 2004, the Company incurred a net loss of 919,681 compared to a net loss of 396,867 for the three months ended September 30, 2003. The increase was primarily due to an increase in costs associated with the Company's marine expeditions at Key West, Florida and the Gulf of Mexico including professional fees for archaeological costs in Jamaica. The Company also incurred professional fees for settlement of legal disputes, and a $19,875 increase in salary accruals. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue historic shipwrecks.

Additionally, the Company continues to operate a search and recovery ship, the New World Legacy (the "Ship"), which it has deployed on the Pedro Bank and on other projects and the Company continues building the first ATLISTM field units to be used in the search efforts on the Pedro Bank.

For the three months ended September 30, 2004, depreciation and amortization have increased from the three months ending September 30, 2003 due to the New World Legacy acquisition. This amount should increase in the future with building of the ATLISTM field units and the acquisition of other technology and equipment. General and administrative costs for the three months ended September 30, 2004 have increased from those costs for the three months ended September 30, 2003 due to increased activities related to obtaining funding and due to the operation of the Ship and continued work associated with incorporating advanced technology and software in the Company's core survey and recovery operations.

For the nine month period ending September 30, 2004, the Company incurred a loss of $2,343,245 compared to a loss of $1,088,738 in the same period ending September 30, 2003. The increased loss is due principally to expenses and costs associated with the Company's survey operations on the Pedro Bank, Jamaica, survey operations on "Project Blue" in the western Gulf of Mexico, for the survey contract with GCS Technologies, Inc. in the Florida Keys, and the expenses and costs associated with restructuring Company debts.

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

The Company's lawsuits against two individuals who had been engaged by the Company to provide consulting services, which actions were described in the Company's 10-QSB for the quarter ended March 31, 2004, have been settled and those actions have been dismissed. In one case, the consultant/defendant paid the Company $20,000 for prior stock options exercised by this individual and also paid the Company an additional $60,000 to exercise a stock option for 500,000 shares of the Company's common stock which were registered for resale under Form S-8. the parties also entered into mutual releases and indemnifications. In the other case, the action was dismissed and the parties entered into mutual releases and indemnifications. Action filed by the Company, in Pickens County, Georgia owed for non-payment of a promissory note executed by Mr. Mansfield for the purchase of shares upon the exercise of a stock option

In the "Matter of John Mansfield", an action filed by the Company in Pickens County, Georgia Superior Court to recover monies owed for non-payment of a promissory note executed by Mr. Mansfield for the purchase of shares upon the exercise of a stock option, the parties reached a settlement agreement in October 2004. Details will be released to the public after the written settlement agreement has been executed and the lawsuit dismissed.

The Company is also engaged in litigation against its former CEO filed in the Superior Court of Fulton County to recover monies owed the Company for advances and loans from the Company.

The Company may also be engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend or prosecute its position, as the case may be, and believes the outcome of any litigation will not have a material effect on the Company.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Beginning April 19, 2004 through and including September 30, 2004, the Company initiated a private placement of unregistered securities in the form of units, with each unit consisting of one share of restricted common stock, one two-year warrant to purchase a restricted share of common stock at an exercise price of $1.35 and one four-year warrant to purchase a restricted share of common stock at an exercise price of $2.25. From April 19, 2004 through September 30, 2004, a total of 647,858 units were sold for aggregate consideration of $452,985. Any commissions or finders' fees in connection with the sale of the units will be paid at the end of this offering and will be reported on Form D and in the quarterly or annual filing with the United States Securities and Exchange Commission ("SEC") for the period in which such commissions or finders' fees are paid.

For the quarter ending September 30, 2004, the company issued 206,429 shares of its common stock in exchange for $144,500 at a sale price of $0.70 a unit to accredited individuals. Also, in connection with the purchase of these 206,429 units, 206,429 two year warrants exercisable at $1.35 and 206,429 four year warrants exercisable at $2.25 were also issued to these same individuals. In addition, two shareholders exercised warrants to purchase 800,000 shares for a total consideration of $105,000. 500,000 of these shares were issued pursuant to an S-8 registration filed on January 30, 2002 with the SEC. Finally, on September 17, 2004 the company issued 500,000 restricted shares to Diversified Financial Investor Relations Consultants, Inc. pursuant to an agreement approved by the Board of Directors on September 7, 2004.

On September 7, 2004, the Board of Directors granted 100,000 five-year stock warrants to purchase 100,000 shares of restricted common stock, such warrants exercisable after a six-month holding period at an exercise price of $0.46 per share. These warrants were issued on September 7, 2004.

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

Repurchase of Securities

The Company did not repurchase any of its common shares during the third quarter of 2004.

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


(a)  Exhibits

Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit       31.2 Certification of Chief Financial Officer pursuant to
              Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certifications pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

(b) Form 8-K

Reports on Form 8-K.

     21-Sept-04 8-K        Entry Material Agreement

     09-Sept-04 8-K        Entry Material Agreement, Financial
                           Statements and Exhibits

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 11, 2004.

                                  Ruby Mining Co.,
                                  a Colorado corporation


                                  By:   /s/ G. Howard Collingwood
                                      ---------------------------------------
                                  Name: G. Howard Collingwood
                                  Title: Chief Executive Officer


                                  By:   /s/ Murray D. Bradley, Jr.
                                      ---------------------------------------
                                  Name: Murray D. Bradley, Jr.
                                  Title: Chief Financial Officer

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