Form 10KSB
period 2004-12-31
RUBY MINING CO
filed 2005-04-14
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                           COMMISSION FILE NO. 0-7501

                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         COLORADO                                          83-0214117
----------------------------------                ------------------------------
 (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

              3490 PIEDMONT RD., SUITE 304, ATLANTA, GEORGIA 30305
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (404) 231-8500
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


             3399 PEACHTREE RD. NE, SUITE 810, ATLANTA GEORGIA 30326
--------------------------------------------------------------------------------
                          (REGISTRANT'S FORMER ADDRESS)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT OR 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                [ X ]   YES                        [    ]   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant had $0 revenues in the most recent fiscal year.

As of April 11, 2005 the Registrant had 55,551,390 shares of Common Stock, $.001 par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was approximately $16,665,417.

Transitional Small Business Disclosure format:   Yes   [    ]     No   [ X ]

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

     Pursuant to a Plan and Agreement of Share Exchange implemented in 2001 (the "Share Exchange Agreement"), the shareholders of Admiralty Corporation, a Georgia corporation ("Admiralty"), then became the principal shareholders of the Registrant, Ruby Mining Company, a Colorado corporation (the "Company"), and Admiralty then became and remains today a wholly-owned subsidiary of the Company. Since that time, the Company has conducted its operations through Admiralty. The Company was incorporated under the laws of the State of Colorado in 1971. Admiralty was incorporated under the laws of the State of Georgia in 1988.

GENERAL DESCRIPTION

     The Company is engaged in the business of testing and deploying proprietary detection technology to be used, in partnership with governments, marine archaeologists and other nautical and maritime experts, to locate and recover valuable cargoes from historic shipwrecks, primarily those from the 16th, 17th, and 18th centuries. The Company is also studying the potential of utilizing its technology to assist domestic governmental agencies to locate and retrieve for disposal unexploded marine ordnance and weapons.

     Admiralty has focused its efforts in 8 principal areas:

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

     5. Finding synergistic and accretive joint venture, investment and acquisition candidates with experience, expertise, and assets (such as vessels, equipment, historical research, and projects) related to the business of shipwreck exploration and excavation.

     6. Conducting search efforts to locate and arrest historic shipwrecks in international waters.

     7. Acquiring marine vessels equipped with advanced conventional search and recovery capabilities for use in historic shipwreck search and recovery operations

     8. Exploring, in association with domestic governmental agencies, the possibility of deploying the ATLIS(TM) technology to locate and retrieve for disposal unexploded ordnance and weapons in the territorial waters of the Untied States.

SHIPWRECK SEARCH AND RECOVERY TECHNOLOGY

     Admiralty has designed and developed a proprietary detection technology, which it calls ATLIS(TM), TO locate, quantify and differentiate among precious metals in a marine environment. To assist it in enhancing the functionality of the ATLIS(TM) technology, Admiralty associated a university-affiliated scientific expert in tHE field of remote-sensing. Admiralty has completed the initial testing phase of its technology (in the laboratory and in the ocean) and is now building the first ATLIS(TM) field units for use in shipwreck search and recoveRY operations on the Pedro Bank in the territorial waters of Jamaica and other areas. On April 20, 2004, Admiralty received United States Patent No.: US 6,724,191 B1 from the U.S. Patent Office entitled: SYSTEMS AND METODS USEFUL FOR DETECTING PRESENCE AND/OR LOCATION OF VARIOUS MATERIALS. Additionally, the Company has two other patent applications pending under U.S. Patent Application Serial Numbers 10/899,391 and 60/490,315. Information Disclosure Statements and Forms PTO/SB/08 were filed on both these patents with the U.S. Patent Office subsequent to the year ended 2004, on February 25, 2005 by our intellectual property law firm, Kilpatrick Stockton LLP. One is entitled SYSTEMS AND METHODS FOR SYNCHRONOUS DETECTION OF SIGNALS and the other is entitled METHODS AND SYSTEMS FOR ENCHANCING DETECTION IN DETECTION SYSTEMS. James Wagner Larsen, a former Vice President and director of the Company and currently a technology consultant to the Company, is the inventor and Admiralty is the assignee of these patents. Barring unforeseen circumstances, the Company expects the two additional U.S. patents to be issued within the next twelve months. Admiralty intends to maintain an active research and development program for the design and development of additional proprietary marine detection technologies and devices for use in historic shipwreck search and recovery operations.

     Admiralty has also enhanced the marine search capabilities associated with its ATLIS(TM) technology BY positioning itself to acquire an advanced "Remotely Operated Vehicle" ("ROV") to be integrated with the ATLIS(TM) technology. This capability is being developed through the Company's association with Nova Marine Exploration, Inc. and its subsidiary NovaRay(R), Inc. ("NRI") developers of the Nova Ray(R) ROV. According to NRI:

     The Nova Ray(R) uses the hydrodynamic features of its proven `arcuate' wing to work with the current - noT against it. The `arcuate' wing (used to describe objects that are bent or curved in the form of a bow) provides stability in strong tidal and river currents and counters destabilizing effects of cable drag. It works effectively with an umbilical cable and the current, as opposed to fighting against each factor. This ability works contrary to nearly all other portable ROVs on the market today. The Nova Ray(R) operates in up to 9 knot currents under tow (the industry standard being just 2 knots), and haS plenty of payload for cost effective results. The Nova Ray(R) goes deeper with less cable than otheR underwater towable vehicles. Having the most efficient design in nature, the portable, cost effective Nova Ray(R) is a natural selection for underwater inspection and detection projects. Numerous patents foR the subsea system have been granted, allowed or are pending. The US Navy has referenced the Nova Ray(R) iN its own patent applications.

     The use of ROV surveys could substantially reduce the time required to locate metal-bearing anomalies in deep or flowing current search areas. NRI has already adopted a reticulated and pick-up arm for the Nova Ray ROV to retrieve objects on deep-water wrecks, even in strong currents. Additionally, the Company expects to be able to adapt the ATLIS(TM) technology to the Nova Ray ROV and deploy the adapted ROV to study in detail thoSE anomalies which correlate with Admiralty's historic research and determine whether shipwreck recovery efforts are warranted, thus expanding the Company's capabilities to deep water and areas of flowing currents.

SHIPWRECK SEARCH AND RECOVERY PERMITS

     Admiralty currently holds an exclusive permit from the Government of Jamaica (the only such permit from Jamaica) to conduct search and recovery operations on the Pedro Bank, a 2000 square mile underwater "plateau" in the Caribbean Sea, southwest of Kingston, Jamaica. This area is believed to be one of the richest in the world for shipwrecks from the Spanish flotillas carrying gold and silver bars and coins, gemstones and artifacts from Latin America (then known as the "New World") to the Spanish Empire. Two of Admiralty's marine science consultants have estimated that there are 300 or more historic shipwrecks in the vicinity of the Pedro Bank.

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

     Admiralty expects that other countries will be similarly receptive to the advantages and attributes of the ATLIS(TM) technology and therefore will favorably entertain applications by Admiralty for shipwreck search aND recovery permits in their territorial waters. In this regard, Admiralty recently began negotiating the key terms and conditions of a marine exploration and excavation permit from another government within the Caribbean region that is expected to be granted by the end of May of 2005. Admiralty has also engaged in preliminary discussions regarding shipwreck search and recovery projects and joint ventures from several other permit holders and plans to continue to aggressively pursue these discussions during 2005.

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

STRATEGIC ALLIANCES AND JOINT VENTURES

     In addition to its past contractual relationships with governmental agencies such as NASA and Sandia, Admiralty has also developed new strategic contractual alliances with academic and other marine and maritime institutions, including (i) the Center for Maritime & Underwater Resource Management ("CMURM"), a non-profit organization originally affiliated with Michigan State University which assists and advises businesses, communities, and governments on projects involving the management and development of maritime and underwater resources, and (ii) Mount McGovern Co., Ltd. ("Mount McGovern"), a Canadian firm with expertise in nautical and terrestrial archaeology and heritage resource management. Areas of expertise of CMURM and Mount McGovern include historic shipwrecks and other maritime heritage, marine parks and protected areas, water-based recreation, coastal and heritage tourism, and scientific diving. Under contract with the Company, the principals of CMURM and Mount McGovern formed a company, Archeology & Maritime Heritage International, LLC, a for profit company, which in collaboration with representatives of the Government of Jamaica and the Jamaica Heritage Resource Management, produced the written archaeological recovery plan for Jamaica which has been accepted by Jamaica as the guide for the conduct of the Pedro Bank operations.

     In September 2004, the Company entered into an Enterprise Venture Agreement ("EVA") between (a) John Doering, and his associates ("Doering"), and (b) Admiralty and NRI, to arrest and recover four ships whose general description and location were supplied by "Doering". The EVA allows for the assignment of the arrest and recovery rights, in whole or in part, to funding sources. The four sites are respectively referred to as "Project Green", "Project Red", "Project White", and "Project Yellow." The wrecks in question are believed to be situated in locations not subject to state, federal, or foreign jurisdiction.

     Also, during the spring, summer and fall of 2004, the Company entered into several agreements to survey sites using the Company research vessel, the R/V New World Legacy. Using this vessel, the Company has completed survey work for GCS Technologies, LLC in its permit area off Key West, Florida and for Underwater Treasure Associates, L.L.P. in its permitted area southwest of Galveston, Texas. While the company has not benefited by locating any significant treasure during these activities the projects met a goal of providing additional work and opportunities for both the Company and its major capital asset, the R/V New World Legacy.

     In 2003, the Company entered into an agreement with Georgia Tech Research Corporation, which serves as the contracting arm for the Georgia Institute of Technology (collectively, "Georgia Tech"). This agreement grants to Georgia Tech a non-exclusive license of the Company's ATLIS(TM) technology for conducting research aND development activities towards the development of that technology for use in locating unexploded land-based ordnance. All other rights pertaining to the ATLIS(TM) technology, including, but not limited to, use in locatiNG unexploded marine ordnance and in locating and recovering historic shipwrecks, are expressly reserved to the Company.

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

         In the spring of 2005, the Company entered into a joint venture agreement with Corazon a' Corazon, A company engaged in providing charitable services in Caribbean countries and elsewhere, to arrest and potentially recover valuable artifacts from a shipwreck believed to be either from the 16th or 17th century, the site for which wreck is situated in international waters in the Caribbean. In March 2005, the Company, pursuant to the joint venture, arrested, through an order from a federal district court, a 30 square mile area which is believed to contain the shipwreck site. The joint venture agreement provides for a division of revenues, after reimbursement for all project expenses, of 60% to Admiralty and 40% to Corazon & Corazon.

SHIPWRECK SEARCH AND RECOVERY VESSELS

     The Company completed its acquisition of the R/V New World Legacy, a 110-foot, 169-ton ship (the "Ship") built specifically for historic shipwreck search and recovery operations in the Caribbean during 2004. The terms of the acquisition included the issuance of 1,000,000 shares of the Company's common stock to the corporation that owned the Ship and the assumption of certain liens and obligations encumbering the Ship.

     The Ship will accommodate 21 persons, including a crew of 4. It has been outfitted with sophisticated dive-support equipment and special marine survey and recovery equipment, including a "fish tow" cesium magnetometer (currently unavailable for use), two hand-held cesium magnetometers, sub-bottom mapping electronic equipment and software, world wide nautical chart software, two 18-foot Boston Whalers, a heavy-duty crane, air compressors for diving tanks, and a full dive air Nitrox system.

     The Company is utilizing the Ship for its Pedro Bank operations, and, certain other survey and recovery projects. The Ship is well suited for such operations because many of the historic shipwreck targets are believed to be in shallow waters and the Ship only drafts 8 feet (2.77 meters).

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

     Cargo and trade items or goods refer to those found on a shipwreck that does not have cultural significance. A primary example is gold and silver bullion, which Admiralty should be able to sell relatively quickly on the world market. Certain items, such as coins, may be sold at public auction or through private sale to collectors.

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

     Another development which may also pose a risk to the Company's planned business activities is the claim by certain maritime nations -- particularly the Government of the Kingdom of Spain -- that they have not abandoned and therefore still has possessor rights to their sovereign shipwrecks, including warships and vessels carrying government cargoes. Certain other countries whose waters contain Spanish shipwrecks have indicated they do not and will not accept such a claim by the Spanish Government and will contest any such claim vigorously. Insofar as the Company negotiates permits and agreements with host coastal States for access to their underwater cultural heritage resources, the impact of this development is lessened.

EMPLOYEES

     The Company has 3 full-time employees. In addition, the Company has several consultants who perform scientific, legal, archaeological, shipwreck research, permitting and licensing, public and investor relations, financial and business, and other services.

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

Risks Associated with Marine Search and Recovery Contracts with Governments; International Opposition to Commercial Historic shipwreck Recovery; Claims by Spain

     The Company intends to engage primarily in operations in areas that require permits or licenses from domestic and foreign governments. Admiralty has applied for several marine search and recovery permits, but to date its only license has been issued by the Government of Jamaica. Permits are necessary to implement the Company's plan of operations. Additionally, marine exploration and recovery permits typically require the permit holder to follow certain specified procedures in connection with its search and recovery operations. In the event the Company receives a permit, but fails to follow such procedures and adhere to such restrictions, the permit can be terminated or revoked.

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

     Management does not believe that the Convention will be widely adopted as presented. Indeed, the Convention has not even entered into force on its own terms. The United States, Great Britain, and several other critical nations have voiced their opposition to any Convention that would prevent legitimate private sector access to shipwrecks. In addition, several organizations, including the Maritime Law Association, Historic Shipwreck Salvors Professional Association and the Professional Shipwreck Explorers Association are actively engaged in promoting the role of legitimate commercial access to shipwrecks.

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

Market Uncertainty for Recovered Cargo

     The Company intends to locate and recover precious metals (gold and silver), coins and bars, gemstones and items of historical and archaeological value in a marine environment. The precious metals market is subject to significant fluctuations in value and, although the market price has been rapidly increasing, there is no assurance that recoveries of precious metals by the Company, if any, will occur at a time when the market is favorable to sellers numismatic and investment values as well. Additionally, there is no assurance that numismatic or investment values can be obtained at significantly higher rates than bullion values for gold and silver, and the market for historical or numismatic objects may be adversely affected if an inordinately large supply of such items is offered for sale at or about the same time. There is no assurance that such a market will exist at the time the Company recovers such items, if ever, or that then existing prices will be sufficient for the Company to realize any significant profit from such objects. It may require an extended period of time before adequate profit, if any, is realized, on any artifacts which the Company may recover in the future.

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

Insurance Risks

     The Company plans to purchase general insurance against liabilities that could occur. Such liabilities, common to the marine salvage industry, could include loss of life, accidents, loss of ships and equipment, and other similar dangers. The Company cannot guarantee its ability to obtain adequate insurance coverage. Accordingly, if one or more substantial claims in excess of insurance coverage against the Company were to be successfully sustained, the Company's financial condition and future prospects could be materially adversely affected. Any historic ship wreck which the Company may recover will be insured when, in management's judgment, it is necessary to do so. No assurance can be given that an affordable premium will be sufficient to obtain coverage for the full value of any historic shipwreck items.

Government Regulation

     The Company will be subject to a wide range of governmental regulations promulgated by various local, state, federal and foreign government agencies with respect to the Company's proposed business, including regulations that govern the search for and ownership of abandoned shipwrecks, as well as environmental and ecological regulations. The regulations controlling the Company's activities will depend upon the location of any particular search and recovery venture in which it may engage. Accordingly, the Company may be prevented from operating in a particular area in which it seeks to conduct activities because of its inability to comply with the applicable regulations imposed by the governing body of such area. Additionally, domestic and international laws governing the recovery and disposition of historic shipwrecks (those more than 100 years old) are somewhat indefinite and are the subject of ongoing legal clarification.

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

Intellectual Property Rights

     The Company intends to develop, protect and preserve its intellectual property. As for its detection technology, Admiralty received United States Patent No.: US 6,724,191 B1 from the U.S. Patent Office entitled: SYSTEMS AND METODS USEFUL FOR DETECTING PRESENCE AND/OR LOCATION OF VARIOUS MATERIALS on April 20, 2004. In addition, the Company has two other patent applications pending under U.S. Patent Application Serial Numbers 10/899,391 and 60/490,315. Information Disclosure Statements and Forms PTO/SB/08 were filed on both these patents with the U.S. Patent Office subsequent to the year ended 2004, on February 25, 2005 by our intellectual property law firm, Kilpatrick Stockton LLP. One is entitled SYSTEMS AND METHODS FOR SYNCHRONOUS DETECTION OF SIGNALS and the other is entitled METHODS AND SYSTEMS FOR ENCHANCING DETECTION IN DETECTION SYSTEMS. James Wagner Larsen is the inventor and Admiralty is the assignee of these patents. In addition, the Company intends to preserve the secrecy of its technology by: (i) building into ATLIS(TM) equipment tamper-proof elements, (ii) permitting the actual operation of Admiralty's equipment uniTS utilizing ATLIS(TM) technology only by certain trusted individuals of the Company, (iii) revealing the criticAL information necessary to construct and operate ATLIS(TM) equipment only to a few key employees of Admiralty, aND (iv) engaging a seasoned security force to handle all security matters. The Company can give no assurance that other companies will not be successful in developing technology-using processes similar to those developed by the Company.


Need for Additional Capital; Going Concern Qualification in Report of Independent Register Public Accounting Firm.

     Until the Company begins to generate revenue from the sale of recovered items, it will need additional capital in order to conduct the search, recovery and marketing phases of its projects, continue its technology research, development and application activities, and continue to operate. There is no assurance such capital will be available as and when needed or such capital may be available only on onerous terms and conditions. As noted in the Report of Independent Registered Public Accounting Firm included in Item 7 of this Annual Report, this lack of capital raises substantial doubt as to the Company's ability to continue as a going concern.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains its offices at One Securities Centre, 3490 Piedmont Road, N.E. Suite 304, Atlanta, Georgia 30305. The offices consist of approximately 2,290 square feet of office space that the Company leases from a non-affiliated entity. The lease commenced on June 1, 2002. The company modified the lease on June 25, 2003 reducing the rentable square footage by 533 square feet to 1757 square feet of rented area effective July 1, 2003 and expiring July 31, 2005. The approximate yearly rental is as follows: 2004--$42,351 and 2005--$25,222

ITEM 3.  LEGAL PROCEEDINGS.

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

     A Complaint was filed by the Company against Herbert Leeming, the former CEO and Chairman of the Company, in the State Court of Fulton County, Georgia on July 22, 2004, alleging monies owed to the Company in the amount of approximately $197,000, reduced by set-off to approximately $147,000. Leeming answered, alleging that he did not owe the Company the sum claimed and counterclaimed against the Company for monies allegedly owed him for accrued and unpaid compensation and further alleging that he disavowed his two previous signed forgiveness of debt instruments forgiving accrued salary in the amount of $660,534 through December 31, 2003 and an additional sum of $54,098.36 through April 20, 2004. The Company has denied all counterclaims of Leeming. The matter is currently in discovery which is anticipated to take several months. The Company believes that its claims are meritorious and that it will prevail in its claims and against Leeming's counterclaims and the Company intends to vigorously prosecute its claims and vigorously defend against Leeming's counterclaims.

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

                               FISCAL 2003                     FISCAL 2004
                            ------------------             ------------------
             PERIOD         HIGH          LOW              HIGH          LOW
             ------         ----          ---              ----          ---

         1ST QUARTER        $0.10        $0.02             $0.98        $0.41
         2ND QUARTER        $0.12        $0.04             $0.86        $0.43
         3RD QUARTER        $0.39        $0.10             $0.60        $0.45
         4TH QUARTER        $0.61        $0.23             $0.56        $0.25

   (b)   APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

         The number of record holders of the Company's Common Stock at March 31, 2005 was approximately 2,610. This does not include shareholders that hold their stock in street name with broker-dealers.

    (c)  DIVIDENDS.

         Holders of the Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and none are anticipated in the foreseeable future.

    (d)  RECENT SALES OF UNREGISTERED SECURITIES.

         Common Shares issued during the fiscal year ending on December 31, 2004, were 4,312,858 shares of common stock to 53 individuals and entities in two private placements for a total consideration of $1,403,485 at prices ranging from $0.25 to $0.70 per share. These two private placements were done in reliance upon Regulation D of the Securities Act of 1933, as amended. The first private placement continued from 2003 for a total of $1,200,000.00 before offering costs. The Company also issued $335,000 of $0.10 warrants exercisable at $0.35 for three years to eight (8) accredited investors. As of December 31, 2004, $15,000 of the warrant issue was held as a subscription, as the issue had not been perfected. Additionally, 4,561,888 shares were issued in consideration for $654,157 in exchange for notes, trade debts, investment ownership interest, and restricted stock in 2004. The prices were at fair market value at the time of the transactions (ranging from $0.25 to $0.70 per share) and were recorded on the books on the date of issuance.

         The Company paid commissions and/or finder's fees in a combination of stock and cash in connection with the offer and sale of the last private placement which continued into 2004.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

     (a).     Critical Accounting Policies

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within its industry. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and the accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.

     Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record the valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

     The most significant accounting policies for the Company are presented in
Note 1 to the consolidated financial statements of the Company. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.

     Management currently views the determination of the proper recording of equity and related instruments used in financing the Company's current operations and exploration activities a critical accounting policy. The Company evaluates each issuance of equity and related instruments on an individual basis to determine that they are recorded in accordance with accounting principles generally accepted in the United States.

     Management also currently views the determination of when the Company ceases to be a Development Stage Enterprise a critical accounting policy. A company is considered to be a Development Stage Enterprise if it is devoting substantially all of its efforts to establishing a new business and either (1) planned principal operations have not commenced or (2) planned principal operations have commenced, but there has been no significant revenues there from. Currently, the Company has determined that it remains a Development Stage Enterprise.

     (b).    DISCUSSION

     Ruby Mining Company (the "Company"), together with its wholly owned subsidiaries, Admiralty Corporation ("Admiralty") and Admiralty Marine Operations, Ltd. ("AMO"), is a development stage company and has had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the year ended December 31, 2004 through the issuance of common stock, warrants, loans, and short-term interest bearing advances. In addition, the Company benefited in 2004 by the deferral of compensation by the company's executive staff in the amount $229,800 of which $50,000 of accrued compensation was due to the previous CEO.

     Additionally, with the reorganization of the Company's debts in 2003 and continuing into 2004, management believes that the Company has developed enhanced access to investments of capital in the capital markets. Management is utilizing existing relationships and business advisors to seek future and further opportunities for capital investments. With the Company's current cash level, operations of the Company will be limited over the next twelve months without an additional capital investment to satisfy existing and future operations.

     Continuing from 2003, the Company sold the remainder of the $1,200,000 private placement offering to accredited investors at $0.25 a share for restricted shares. A total of $897,500 was sold during 2004. In May 2004, the Company commenced a second private placement of a $0.70 unit offering to accredited investors. Each unit consisted of one share of restricted common stock, one two (2) year warrant exercisable for $1.35 a share, and, one four (4) year warrant exercisable for $2.25. The units were in minimum amounts of $10,500 per unit, and $616,485 of this offering was purchased by 31 individuals and entities. In addition, beginning December 2004, $335,000 of a private placement of three (3) year warrants exercisable into restricted shares of common stock at an exercise price of $ 0.35 per share. The units were placed with accredited investors at a minimum purchase of $15,000 per unit, with each unit consisting of 150,000 warrants at a purchase price of $0.10 per warrant. This private placement was purchased by eight (8) accredited individuals and entities. The Company continues to place these units as part of its capital financing campaign for 2005. These transactions are more fully described in the Form D filings made by the Company during 2004 with the SEC.

     (c).     ANALYSIS

     The Company had $0 of revenue from operations during the year ended December 31, 2004 as compared to $0 for the year ended December 31, 2003. During the quarter ended June 30, 2001, the Company completed a reorganization in which the Company acquired all the outstanding shares of stock of Admiralty Corporation in exchange for common stock of the Company. The transaction is more fully explained in a Form 8-K filed by the Company on June

11, 2001. The reorganization was accounted for as a reverse-merger with Admiralty being the accounting acquirer. Admiralty is now a wholly-owned subsidiary of the Company. The primary business of Admiralty and the Company is the business of finding and recovering historic shipwrecks, primarily those from the 1500s, 1600s, and 1700s.

     For the year ended December 31, 2004, the Company incurred a net loss of $2,960,451, compared to a net loss of $1,130,857 for the year ended December 31, 2003. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities, establishing and maintaining relationships, and, organizing the marine, archeological and logistical human and physical assets that will enhance the Company's ability to pursue the cargoes of historic shipwrecks.

     For the year ended December 31, 2004, compensation costs were $379,675, an increase of $173,706, from $205,696 for the year ended December 31, 2004. This increase is primarily attributable to the executive officer forgiveness of accrued salaries in the prior year. Depreciation and amortization increased $26,934 from $11,204 in 2003 to $38,138 in 2004, which was the result of the addition of the Company's Ship, New World Legacy. Professional fees were $754,713 for the year ended December 31, 2004, an increase of $478,426 from $276,287 for the year ended December 31, 2003. This increase is the result of the Company's increase in the number of consultants utilized necessitated by project operation in Jamaica and other waters off the United States coast. General and administrative costs for the year ended December 31, 2004 were $332,523, a decrease of $68,307 from the year ended December 31, 2003. This decrease was primarily the result of decreased costs related to obtaining financing and logistical and project operations costs. The Company had $250,000 of research and development expenses in 2004, resulting from a payment to Larsen Laboratories for the production of the ATLISTM field unit to be used on the Pedro Bank project in Jamaica. Exploration costs were $434,674 during the year ended December 31, 2004 and $0 during the year ended December 31, 2003. This increase was the direct result of the addition of the Company's Ship, New World Legacy, and the operations and activities of the Ship during 2004.

     (d).    SIGNIFICANT AND SUBSEQUENT EVENTS

     During the first quarter of 2005, and subsequent to the year ended December 31, 2004, and, as part of an ongoing effort to eliminate the majority of its trade debts, loans and accrued salaries, the Company benefited from the continuation of the sale of the $0.10 warrant private placement wherein accredited investors bought three-year warrants exercisable at $0.35 a warrant into restricted shares with a minimum unit investment of $15,000 each. A total of $660,000 of this offering to 24 accredited individuals has been sold under this offering.

     Additionally, the R/V New World Legacy, which sailed back into its flag country of Jamaica in 2004, provided free use of the ship with crew to the Nature Conservancy - Jamaica Country Programme on February 23 through February 27, 2005 on a trip to the Pedro Bank. The cost of this trip has been calculated at $31,960 in goods and services donated to the Pedro Bank (Jamaica) Coral Reef Cays Management Project #2004-0011-020. This activity is part of an ongoing study of the coral reef and marine fishery environment at Pedro Bank. The agency agreed to supply a copy of its report on the reef to the Company for the Company's use on its Pedro Bank permit.

     The activities in Jamaica have slowed, but we are not abandoning the Project in any way. The construction of the Conservation Laboratory continues, with Admiralty paying for the building material. Our relationship with the Jamaican Coast Guard (JDF), Fisheries, Maritime Authority, Maritime Institute, JAMPRO and the Jamaican Government is excellent. We continue to have strong support from our Jamaican shareholders, some of which are very influential.

However, our relationship with the Jamaica National Heritage Trust (JNHT) is strained, but we will continue to work to improve this relationship.

     The pace of doing business in Jamaica is more relaxed than we had anticipated. We are behind schedule with the production of the ATLIS(TM) field unit. However, we felt that it would be possible to perform work, such AS ship wreckage identification, without the ATLIS(TM) field unit or the Conservation Laboratory being completed, AS neither is needed for this activity. The delay in the production of the ATLIS(TM) field unit has been a larger issUE than we anticipated, therefore, the New World Legacy has not been fully utilized. We made a business decision in March of 2005 that the New World Legacy must be more fully utilized either in Jamaica or elsewhere. We tried hard to move in Jamaica, but as of this filing the Company has not been able to move forward in Jamaica. The Company has identified and moved forward with other work, which will enable the Company to more fully utilize the New Word Legacy.

     We have completed significant work on the Pedro Bank Project, and we are not abandoning this opportunity. We have determined that a more measured pace is appropriate on the Pedro Bank Project. It is most important, however, that we continue to use the Company's resources appropriately. We are doing that and will return to Jamaica when everything is in place so we can proceed without delays. The Company's goal is to have a range of work sites, which allow for the Company's resources to be fully utilized.

     The Company also funded the material costs for the Conservation Laboratory being built by the Jamaican Coast Guard on its base in Port Royal, Jamaica. Construction is well along and should be completed by the end of May of 2005. As of date of this filing, the Company has advanced $38,000 to a Jamaican contractor, who is also a shareholder of the company, for work on the laboratory.

     Also, during the first quarter of 2005, the Company entered in to a Joint Venture Agreement with Corazon a Corazon to arrest and split the amounts received, after expenses, 60/40 in favor of the Company. The Company was granted a WARRANT OF ARREST IN REM No. 205 CV 0804 on the 24th of March, 2005 by the honorable Clarence Cooper, US Federal District Court Judge of the Northern District of Georgia. The R/V New World Legacy left on April 1, 2005, along with the M/V Corazon Grande, with a contingent of 20 crew and professionals to survey and recover artifacts from the arrested area.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as Exhibit 99.16 to this Report and are incorporated herein by reference:

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as of December 31, 2004 and 2003

     Consolidated Statements of Operations Since Inception and for the Years Ended December 31, 2004 and 2003

     Consolidated Statements of Cash flows Since Inception and for the Years Ended December 31, 2004 and 2003

     Consolidated Statement of Changes in Stockholders' Deficit Since Inception and for the Years Ended December 31, 2004 and 2003

     Notes to the Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no occurrence requiring response to this item.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the of the fiscal year covered by this Report on Form 10-KSB and have concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

Not Applicable

                                    PART III

ITEM 9.  DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.


The following table sets for the names and positions of the executive officers and directors:

         Name               Age                  Position
----------------------     -----      ------------------------------------------

G. Howard Collingwood       62        Chief Executive Officer and Chairman
                                      of the Board of Directors, President

Murray D. Bradley, Jr.      58        Chief Financial Officer, Vice President of
                                      Administration, Treasurer, Secretary and
                                      Director

Jay L. Swallen              79        Director and Chairman of Audit Committee

Bill Boone                  53        Director (added March 2004)

Marc Wallace                58        Director (added March 2004)

Marc Geriene                51        Director (added November 2004)

     All directors will hold office until the next annual meeting of the shareholders.

     The following sets forth summary biographical information as to the business experience of each officer and director of the company for at least the last five years:

     G. HOWARD COLLINGWOOD has been an executive officer of the Company since November of 2003 and a director of Admiralty since 1997. He is the sole owner of Collingwood Associates. Mr. Collingwood has over 30 years of management experience, including extensive successful business management. Prior to joining Admiralty he was Vice President of International Operations for CTB, Inc., a Berkshire-Hathaway company. Howard was an employee of Honeywell (formerly AlliedSignal) for 23 years and was Vice President General Manager of a business unit (SBU) at the time of his retirement from Allied Signal, a multi-billion dollar public company. Additionally, he is the owner of HCG Global, a significant stockholder of the Admiralty Corporation. Additionally, Mr. Collingwood is sole owner of Virtual Intelligence Applications, Inc. (VIA) a personnel and research contractor to certain U.S. Government projects. As such, he has an understanding of the company and its goals and, perhaps of greater importance, is most interested to see Admiralty Corporation succeed and meet its goals in a timely manner.

     MURRAY D. BRADLEY, JR., a co-founder of Admiralty Corporation, has served as an officer and director of Admiralty since its inception. He is an investment professional with a national independent brokerage firm and executive and administrative partner of the Bradley-Johnson Family Fund, a private investment company. He is a graduate of Oxford College of Emory University and of Georgia State University where he completed graduate courses in Accounting and Business Administration. For the past 25 years Murray has worked in the retail securities business as a retail broker and in various executive positions, and prior to that was the chief financial officer for a large health care organization. In addition to being a registered representative, he is a registered principal with the National Association of Securities Dealers, Inc. and has served and continues to serve on various corporate and civic boards.

     JAY L. SWALLEN has been a member of the Board of Directors of Admiralty since December of 1997. He is a certified public accountant. He graduated from Cleveland State University in 1949 with a degree in accounting. He also attended the William McKinley School of Law. Mr. Swallen served in the United States Air Force during World War II and began his college career upon returning from the war. From 1953 to 1985, he served as President, Director and Senior Partner for Swallen, Lawhun, Hubbard and Abraham, Inc., one of the largest certified public accounting firms in Northeast Ohio. From 1953 to 1992, he served as Secretary, Treasure and Director of Haines & Company, Inc. (and all subsidiary corporations). He has also served on numerous boards of banks, hospitals, businesses and the Junior Chamber of Commerce of Canton, Ohio. Jay is a current lifetime member of the Ohio Society of Certified Public Accountants and a former member of the American Institute of Certified Public Accountants. He is active in his church and in several social organizations in various bodies of the Masonic order in Canton, Massillon and Cleveland, Ohio.

     CAPTAIN BILL BOONE is currently a nautical consultant to Ruby, who advises and works with Admiralty in operations on the Pedro Bank and elsewhere, principally on matters of fleet deployment. For the past 12 years, he has served as the Captain of the Highlander, the famed 151-foot motor yacht owned by Forbes Magazine. Bill has captained the Highlander in the waters off the East and West coasts of the United States and the Great Lakes, and has taken her on voyages as far away as Russia. He is a North Carolina native and attended college at Elon College in Burlington, N.C. and at North Carolina State University in Raleigh, N.C.

     MARC WALLACE is President of Novations Strategic Alliances, which helps clients reduce enterprise-wide system costs and increase organizational training effectiveness through a single project approach or more complex company-wide strategic initiatives. Previously, Marc served as Group President of the Performance Solutions Group. Marc consults with corporate executives throughout the US and Great Britain, making frequent presentations to Fortune 500 companies covering a range of industries, including retail, health care, banking and finance, and telecommunications. He is also a certified motivation and performance trainer, and currently serves on several corporate and academic boards, including Belmont Hill School, Northeastern University and the Berkley School of Music. Marc also sits on the Board of Advisors for the National Black MBA Association and the Board of Advisors for First Community Bank in Boston. He earned his M.B.A. with a concentration in Finance at Central Michigan University, and his B.A. in Mathematics at Adams State College.

     MARC GERIENE is co-inventor of the Nova Ray(R) remotely operated vehicle
(ROV), and President of Nova Ray, Inc. Since the founding of Nova Marine Exploration, Inc. ("Nova Marine") in January of 1992, Marc has served as Chairman and Director of Nova Marine, and as a Director and President of Nova Ray, Inc. which was founded in January 2003. Marc attended Morris County College in Morris County, New Jersey, graduating with an AA degree in Social Studies. He next attended Seton Hall University in South Orange, New Jersey with a study concentration in Chinese Culture and Language. He continued his studies of Chinese Culture and Language at the University of Washington. In 1978 Marc became a commercial diver with a company under the direction of John Doering, one of the original partners of the USS Central America group that eventually recovered the gold on the USS Central America. As President of Nova Ray, Inc., his duties have included pursuing acquisition of a significant portion of the existing ROV market while directing the Nova Ray(R) as the ROV of choice into the more lucrative emerging markets. His forward thinking approach has resulted in the Nova Ray(R) being granted 7 patents and 1 trademark registratioN to date, with a remaining 4 patents allowed or pending.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Audit Committee consists of Jay L. Swallen, Chairman, William Boone, and Marc Wallace, all of whom are independent outside directors.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain representations, no persons who were either a director, officer, or beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year except the following. Mr. Marc Geriene, who became a director in November, 2004, filed a late report on Form 3. Mr. Geriene does not own any shares of Ruby Mining Company directly but sits on the board and is an officer of Nova Marine Explorations, Inc. which owns shares in Ruby Mining Company.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets for information regarding the executive compensation for the Company's CEO & President for the years ended December 31, 2004 and 2003, and for each other executive officer who had total annual salary and bonus in excess of $100,000 during such years.


                           SUMMARY COMPENSATION TABLE

Name and Principal Position                                    Annual Compensation
--------------------------------------------------------------------------------------
                                                             Year    Salary      Bonus

G. Howard Collingwood, Chairman and CEO*                     2004    $150,000     -0-
                                                             2003    $ 25,000     -0
Murray D. Bradley, JR.,  Dir., Sec./Treasurer and CFO**      2004    $138,000     -0-
                                                             2003    $ 92,000     -0-


   *The CEO's entire compensation for 2003 and 2004 was deferred. Mr. Collingwood was President & COO and began his employment with the company on November 1, 2003 for an annual salary of $150,000. On April 21, 2004 Mr. Collingwood became Chairman and CEO for an annual salary of $150,000.

   **The CFO worked part time during 2003 until November of 2003 and was due a total salary of $92,000 of which $34,500 was deferred in 2003 and in 2004 his salary was $138,000 of which $29,800 of was deferred. In 2004, the Board also granted Mr. Bradley 1,050,000 restricted five year warrants, exercisable after six months, for retention of his services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The following table sets forth, as of March 1, 2005, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually and all officers and directors as a group.

                                                    Ownership and Percent Ownership
Name of Beneficial                                  -------------------------------
Owner and Title                                        Shares              Percent           Class
--------------------------------                       ------              -------           -----

*G. Howard Collingwood , CEO (1)                      5,431,916              9.82%           Common
 P. O. Box 550466
 Atlanta, GA 3035                                     5,711,916             10.32%           Fully Diluted

*Murray D. Bradley, Jr., CFO (2)                        814,000              1.47%           Common
 4893 Falling Leaf Court
 Douglasville, GA 30135                               2,064,000              3.73%           Fully Diluted

*Bill Boone                                             530,000              0.96%           Common
60 Fifth Avenue
New York, NY 10011
Walter Cytaki (3)                                     7,867,043             14.22%           Common
PO Box 18247
River Rouge, MI 48218

*Marc Geriene(4)                                      1,050,000               1.9%           Common
13600 NE 126th Place, Suite B
Kirkland, WA  98034-8720

James W. Larsen, Former CTO (5)                       3,271,520              5.91%           Common
 475 Oakleaf Trail
 Suwanee, GA 30174                                    5,671,520             10.25%           Fully Diluted

*Jay Swallen (6)                                      1,012,500              1.83%           Common
2349 Gulf Shore Blvd. N.
Naples, FL 34103

*Marc Wallace                                           215,000              0.39%           Common
611 Cliffgate Lane
Castle Rock, CA 80108

All directors and officers as a group                 9,083,416             16.41%           Common
(6 persons)
                                                     10,583,416             19.12%           Fully Diluted

     *Directors

(1) Includes 1,444,100 shares in his IRA account, and 692,500 owned beneficially in HGC Global and 40,000 shares held by Collingwood Assets Management Trust for which Mr. Collingwood is beneficial owner. Does not include 100,000 options exercisable at $1.00, and, 100,000and 80,000 options exercisable at $1.00 beneficially owned by HGC Global and Collingwood Asset Management Trust, respectively.







(2) 208,000 are owned directly by Mr. Bradley and 606,000 are held by the Bradley-Johnson Family Fund, a partnership for which Mr. Bradley is Administrative Partner. Does not include 1,050,000 options exercisable into restricted shares at $0.25 each and 200,000 options exercisable into restricted shares at $1.00.

(3) Includes 7,488,043 shares in Walterwood, a partnership of which Mr. Cytaki is the owner, and 379,000 shares in a brokerage account.

(4) Includes 1,050,000 shares owned by Nova Marine Exploration, Inc. of which Marc Gerience is an officer and director.

(5) James W. Larsen was granted 2,400,000 options exercisable after six months into restricted shares at $0.25. Mr. Larsen is formerly a Chief Technology Officer and Director.

(6) 1,002,500 shares in J. L. Swallen Flint Trust and 10,000 in IRA of Barbara Swallen (wife).

ITEM 12. CERTAIN REALTIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 2004 and 2003 amounts payable by the Company to Larsen Laboratories, a company owned entirely by James Larsen, a former executive officer (CTO) and director of the Company (and now a technology consultant to the Company), were $185,000 and $85,000, respectively. Payment was begun in 2003 and continued in early 2004 representing a total to Larsen Laboratories of $400,000 for production of the ATLISTM non-ferrous metal detection device to be used in the field. Additionally, a significant increased cost for the production of the ATLIS(TM) field units was encountered in 2004 and the company is attempting to complete the construction of tHE ATLIS(TM) field units during the first and second quarters of 2005 as funds are available.

     Additionally, the CEO, Howard Collingwood, and Walter Cytacki, a 5% or greater shareholder, advanced funds on behalf of the company for the acquisition of the company's 100 foot research vessel, the R/V New World Legacy. As of December 31, 2004, two advances totaling $50,000 were outstanding to Mr. Cytacki; they bear interest at 6.75% and mature in 2005. The remaining advances were converted into loans, which were negotiated independently of any request by Messrs. Collingwood and Cytacki, which carry an interest rate of 6.75% and are amortized over a period of 7 (seven) years. These two individuals have also agreed by letter to an indefinite suspension of the monthly repayments until the Company is in financial position to resume payments. These loans are more fully described in the footnote to the financial statements contained herein.

     Paul Collingwood, son of Howard Collingwood, the Company's CEO and Chairman, provides consulting services to the Company as the Company's internet web master. These services are provided at a rate of $75.00 per hour worked and he is directed by the Company's CEO on an as needed basis.

     Marc Geriene, who became a Director of the Company in November 2004, is also a Director of Nova Marine Exploration, Inc. ("Nova Marine"). Nova Marine owns 100% of Nova Ray, Inc., of which Marc Geriene is President and his brother Krist Geriene is Vice President Technical Product and a co-founder. Both Messrs Marc and Krist Geriene are assisting the Company and Larsen Laboratories on various aspects of the ATLIS TM field unit construction. Howard Collingwood, CEO and Chairman of the Company, is also a director of Nova Marine, of which the Company owns a minority equity interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

Exhibit No.  Title of Exhibit                                                              Sequential Page No.
-----------  ----------------                                                              -------------------

  2.1        Plan and Agreement of Share Exchange dated
             as of March 2, 2001, by and among Admiralty
             Corporation, Ruby Mining Company, and U.S. Energy Corp..................................   [2]

  2.2        First Amendment to Plan and Agreement of Share Exchange.................................   [2]

  2.3        Second Amendment to Plan and Agreement of Share Exchange................................   [2]

  2.4        Third Amendment to Plan and Agreement of Share Exchange.................................   [2]

  2.5        Stock Purchase Agreement Between
             Ruby Mining Company and Nova Marine Exploration, Inc....................................   [2]

  3.1        Articles of Incorporation...............................................................   [1]

  3.2        Amendment to Articles of Incorporation..................................................   [1]

  3.3        By-Laws.................................................................................   [1]

  4.1        Ruby Mining Company 2002 Stock Option Plan..............................................   [3]

  4.2        Five Year warrant No. W061104-5 -
             Murray D. Bradley, Jr., CFO & Director..................................................    39

  4.3        Five Year Warrant No. W061104-4 -
             James W. Larsen, Former CTO & Former Director...........................................    56

  21.1       Subsidiaries of Registrant..............................................................    73

  31.1       Certification of Chief Executive Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002...........................................    74

  31.2       Certification of Chief Financial Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002...........................................    75

  32.1       Certifications Pursuant to Section 906 of the Sarbanes-Oxley act of 2002................    76

  99.16      Report of Independent Registered Public Accounting Firm
             and Consolidated Financial Statements...................................................    77

  [1] Incorporated by references from the like numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991.

  [2] Incorporated by references from the like numbered exhibit to the Registrant's Report on Form 8-K filed June 11, 2001.

  [3] Incorporated by reference to the like numbered exhibit from the Registrant's registration statement on Form S-8 (SEC File No. 333-81712), filed January 30, 2002

     (b)  Reports on Form 8-K.

     The Company filed 2 reports on Form 8-K during the quarter ended December 31, 2004. A report filed on October 26, 2004 reported the news release about the signing of an agreement for the Company to purchase 25% of Nova Marine Exploration, Inc. and a report filed November 1, 2004 announcing the appointment of Marc Geriene as a Director and an FD disclosure of an article on the Company's web site entitled "The Future".


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2004, the Company was billed the following fees by Cherry, Bekaert & Holland, L.L.P.:

                                      2004         2003
                                      ----         ----
         Audit fees (1)             $29,598      $28,757

         Tax fees (2)               $ 2,956      $ 2,600

         Other (3)                  $ 6,091      $ 2,433

         (1) Includes amounts invoiced and expected to be invoiced for the audit of the 2004 and 2003 consolidated financial statements, reviews of the 2004 and 2003 quarterly SEC filings on Form 10QSB, and review of the 2003 and 2002 annual Form 10-KSB.
         (2) Amount invoiced for the preparation of the Company's 2004 and 2003 consolidated federal and state income tax returns.
         (3) Assistance with research on accounting matters, and review of evaluation done in 2004.

All significant services to the company by the Company's independent accounting firm are pre-approved by the Audit Committee. The audit and tax fees for each of the years presented above were authorized by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
                                       RUBY MINING COMPANY


                                        /s/ G. Howard Collingwood
                                       -----------------------------------------
                                       G. Howard Collingwood, Chairman and CEO


Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

NAME                                       TITLE                       DATE

/s/ G. Howard Collingwood
---------------------------
G. Howard Collingwood           Chairman, CEO and Director        April 13, 2005


/s/ Murray D. Bradley, Jr.
---------------------------
Murray D. Bradley, Jr.        Senior Vice President, Secretary    April 13, 2005
                                       and Treasurer

/s/ William Boone
---------------------------
William Boone                             Director                April 13, 2005



/s/ Jay L. Swallen
---------------------------
Jay L. Swallen                            Director                April 13, 2005


/s/ Marc Geriene
---------------------------
Marc Geriene                              Director                April 13, 2005


/s/ Marc Wallace
---------------------------
Marc Wallace                              Director                April 13, 2005

Exhibit Number     Description of Exhibit
--------------------------------------------------------------------------------

2.5 Stock Purchase Agreement between Ruby Mining Company and Nova Marine Exploration, Inc.

4.2                Five Year warrant No. W061104-5 -
                   Murray D. Bradley, Jr., CFO & Director

4.3                Five Year Warrant No. W061104-4 -
                   James W. Larsen, Former CTO & Former Director

21.1               Subsidiaries of Registrant

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002

32.1               Certification Pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002

99.16 Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements