Form 10QSB
period 2005-03-31
RUBY MINING CO
filed 2005-05-13
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


 x  Quarterly Report Under Section 13 or 15(d) of the Securities
--- Exchange Act of 1934


                 For the quarterly period ended March 31, 2005.


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

                        YES   X    NO
                            -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                             Outstanding at May 9, 2005
         -----                         ----------------------------------
Common Stock, $.001 Par Value                 55,551,390 shares

Transitional Small Business Disclosure Format:   YES        NO
                                                                   X
                                                   -------      -------

                       RUBY MINING COMPANY AND SUBSIDIARIES
                                   Form 10-QSB

                                      Index


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                   3

  Condensed Consolidated Balance Sheets                                      3

  Condensed Consolidated Statements of Operations                            4

  Condensed Consolidated Statements of Cash Flows                            5

  Notes to Financial Statements                                              6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations                   9

Item 3.   Controls and Procedures                                           12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12

Item 2.   Unregistered Sales of Equity Securities
          and Use of Proceeds                                               12

Item 3.   Defaults Upon Senior Securities                                   12

Item 4.   Submission of Matter to a Vote of Security Holders                12

Item 5.   Other Information                                                 12

Item 6.   Exhibits                                                          12

          Signatures                                                        13

          Exhibit Index                                                     14

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 MARCH 31,         DECEMBER 31,
                                                                   2005                2004
                                                               ------------        ------------

                       ASSETS
CURRENT ASSETS
   Cash in bank                                                $     41,353        $    268,996
   Expense and employee receivable                                  264,216             261,488
   Other                                                             85,681             106,157
                                                               ------------        ------------

        TOTAL CURRENT ASSETS                                        391,250             636,641

Fixed assets, net of accumulated depreciation                           462                 522
New World Legacy-vessel; net of accumulated depreciation            747,559             760,019
depreciation
Investment                                                          405,000             315,000
Other assets                                                         49,870              38,014
                                                               ------------        ------------

        TOTAL ASSETS                                           $  1,594,141        $  1,750,196
                                                               ============        ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
   Accounts payable                                            $    278,975        $    370,905
   Accrued compensation and consulting fees                         446,200             431,800
   Short-term advances                                              369,758             369,758
                                                               ------------        ------------


        TOTAL CURRENT LIABILITIES                                 1,094,933           1,172,463

Long-term debt, net of discount                                   4,055,880           3,948,699
Interest payable                                                  3,073,955           2,948,687
                                                               ------------        ------------

        TOTAL LIABILITIES                                         8,224,768           8,069,849
                                                               ------------        ------------

Stockholders' deficit
   Common stock                                                      55,551              55,341
   Paid-in capital                                               11,735,550          11,356,312
   Subscribed shares                                                 55,000              75,250
   Development stage deficit                                    (18,476,728)        (17,806,556)
                                                               ------------        ------------

        TOTAL STOCKHOLDERS' DEFICIT                              (6,630,627)         (6,319,653)
                                                               ------------        ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               1,594,141           1,750,196
                                                               ============        ============









See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                         THREE MONTHS ENDED
                                             FROM INCEPTION                   MARCH 31,
                                                THROUGH            ------------------------------
                                             MARCH 31, 2005             2005             2004
                                             --------------        -------------    -------------

Revenues                                     $     199,927         $       --       $      --
                                             --------------        -------------    -------------

Operating expenses

   Compensation and employee benefits            3,485,657               84,132          108,746
   Forgiveness of salaries                        (663,625)                --              --
   Research and development                      1,867,593               27,170          250,000
   General and administrative                    4,048,813               63,187           88,918
   Depreciation and amortization                   200,294               12,519               59
   Professional fees                             4,199,849               55,956          134,057
   Exploration expense                             630,765              196,091            --
                                             --------------        -------------    -------------
                                                13,769,346              439,055          581,780
                                             --------------        -------------    -------------

        OPERATING (LOSS)                       (13,569,419)           (439,055)        (581,780)

Other income (expense)                             750,226                1,331           50,226
Interest (expense)                              (5,657,535)            (232,448)        (218,220)
                                             --------------        -------------    -------------

        NET (LOSS)                           $ (18,476,728)        $   (670,172)    $    (749,774)
                                             ==============        =============    =============

Net (loss) per common share:
   Basic and diluted                                               $      (0.01)    $       (0.02)
                                                                   =============    =============











See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,                  FROM INCEPTION
                                                        ---------------------------------         THROUGH
                                                            2005                2004           MARCH 31, 2005
                                                        -------------       -------------      --------------
Operating activities
   Net loss                                             $   (670,172)       $   (749,774)       $(18,476,728)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                       12,520                  59             199,077
          Discount amortization                              107,181              96,412           2,151,738
          Equity-based professional services                    --               177,000           1,108,960
      (Decrease) Increase in accounts
           payable and accrual                               (77,532)           (374,039)          1,080,689
          Increase in interest payable                       125,268             106,136           3,096,824
          Other, net                                           5,894              56,564             322,553
                                                        ------------        ------------        ------------

        NET CASH USED IN OPERATING ACTIVITIES               (494,113)           (687,642)        (10,516,887)
                                                        ------------        ------------        ------------

Investing activities
   Advances under expense receivable                            --               (42,623)           (151,206)
   Investment purchase                                       (90,000)               --              (110,000)
   Purchase of fixed assets                                     --                  --              (149,177)
   Purchase of vessel                                           --              (429,472)           (447,921)
                                                        ------------        ------------        ------------

        NET CASH USED IN INVESTING ACTIVITIES                (92,728)           (472,095)           (858,304)
                                                        ------------        ------------        ------------

Financing activities
   Issuance of common stock and warrants                     359,198             575,000           8,592,594
   Short-term advances                                          --               296,031             844,558
   Stock subscription                                           --                  --                75,250
   Issuance of debentures                                       --                  --             1,904,142
                                                        ------------        ------------        ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES            359,198             871,031          11,416,544
                                                        ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH                             (227,643)           (288,706)             41,353

CASH AT BEGINNING OF PERIOD                                  268,996             352,037                --
                                                        ------------        ------------        ------------

CASH AT END OF PERIOD                                   $     41,353        $     63,331        $     41,353
                                                        ============        ============        ============










See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Ruby Mining Company (the "Company") and its wholly-owned subsidiaries, Admiralty Corporation ("Admiralty"), and Admiralty Marine Operations, LTD. ("AMO"). Significant inter-company transactions and accounts are eliminated in consolidation.

The financial statements as of March 31, 2005, and for the three months ended March 31, 2005 and 2004, and the from-inception statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates.

The Company and its subsidiaries are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $18,476,728. These circumstances indicate substantial doubt about the ability of the Company to continue as a going concern. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.

During the quarter ending March 31, 2004, the Company organized AMO as a wholly-owned subsidiary. AMO, through capitalization from the Company, acquired the New World Legacy, a research vessel, for cash consideration of $429,472, and for equity instruments of the Company valued at $350,000.

During the quarter ending March 31, 2005, the Company issued 210,500 shares of common stock and 3,631,000 warrants on the Company's common stock. The warrants have exercise prices ranging from $.35 to $.90 per share. Each warrant is for one share of the Company's common stock. The warrants have exercise periods ranging from three to four years. All of the warrants are for restricted stock of the company. In addition, 200,000 warrants were exercised during the current quarter for cash of $25,100. Total cash equivalent consideration received by the Company for the issuance and exercise of these instruments in the quarter ending March 31, 2005 was $379,450.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)


NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method. Presented below is certain financial information of the Company with comparative proforma information determined as if the Company had accounted for the stock-based compensation utilizing the fair-value method

                                                          March 31, 2004      March 31, 2005
                                                          --------------      --------------
    Net Loss as reported                                  $    (749,774)      $    (670,172)
    Basic and diluted loss per share
      as reported                                         $       (0.02)      $       (0.01)
    Stock-based employee compensation
      cost included in net loss as reported               $        --         $         --
    Stock based employee compensation
      cost based on fair-value method                     $        --         $         --
    Proforma net loss including stock-based
      compensation cost based on fair-value method        $     749,774)      $    (670,172)
    Proforma basic and diluted loss per share
      including stock-based compensation
      cost based on fair-value method                     $         .02)      $       (0.01)

NOTE 3 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At March 31, 2005 the Company had outstanding 19,366,956 warrants and 768,200 options on common stock, each convertible to one share of the Company's common stock. The following presents the calculation of basic earnings per share:

                                               For the Three Months Ended March 31, 2005
                                         -----------------------------------------------------
                                                               Weighted
                                                            Average Shares         Per-Share
                                           (Numerator)       (Denominator)          Amount
                                         ---------------    ---------------    ---------------
BASIC EPS
   Income (loss) available to
common  shareholders'                    $     (670,172)    $    55,551,390    $         (.01)
                                         ===============    ===============    ===============

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)


NOTE 3 - EARNINGS PER SHARE (CONTINUED

                                               For the Three Months Ended March 31, 2004
                                         -------------------------------------------------------
                                                                Weighted
                                                             Average Shares         Per-Share
                                           (Numerator)        (Denominator)          Amount
                                         ---------------    ----------------    ----------------
BASIC EPS
     Income (loss) available to
common shareholders'                     $     (749,774)    $    48,573,077    $        (0.02)
                                         ===============    ===============    ===============


NOTE 4 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 122(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123(R).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and its wholly owned subsidiaries Admiralty Corporation ("Admiralty") and Admiralty Marine Operations Ltd. ("AMO") are a development stage company and have had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the three months ended March 31, 2005 through the issuance of 210,500 shares of common stock for a consideration of $32,450 from four individuals and entities. This includes 21,000 two-year warrants exercisable at $1.35 each and 21,000 four-year warrants exercisable at $2.25 each. These warrants were issued as part of a Private Placement offering of a $0.70 unit consisting of one share of restricted common stock, a two year warrant exercisable for $1.35, and a four year warrant exercisable for $2.25 a share (shares issued upon exercise of these options are unregistered common stock of the Company). The certificates representing these shares were issued on or about January 26, 2005. The Private Placement began in 2004 and continued through the quarter ending March 31, 2005. A total of 3,470,000 three-year warrants exercisable at $0.35 into registered stock, were placed for a total consideration of $347,000. A total of 17 individuals or entities have participated in the before referenced Private Placement during the first quarter of 2005.

Additionally, two entities, one an individual that provides services to the company and an entity, exercised a total of 200,000 warrants (10,000 at $.001, 100,000 at $0.25) for a total consideration of $25,100 (this amount is included in the reported total consideration of $379,450 reported in note 1 and the shares issued of 200,000 are part of the 210,500 total shares issued for the quarter).

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

PLAN OF OPERATION

As the Company has commenced exploration operations, management believes that the Company has enhanced access to investment of capital. Management is utilizing existing relationships and business advisors to seek additional opportunities for capital investments. Currently, Management is continuing to privately place $1,080,000 worth of warrants at a price of $0.10 per Unit to accredited investors. Additionally the company expects to do a private placement of up to 2,000,000 of common stock (restricted) at $0.25 per share. With the Company's current cash level, operations of the Company would be limited over the next twelve months without an additional capital investment to satisfy existing liabilities and to fund future operations. During the three months ended March 31, 2005 the Company satisfied liquidity needs through short-term borrowings, deferral of some salaries and expenses and the sale of equity securities. The Company expects to continue in similar manner for the remainder of 2005.

RESULTS OF OPERATIONS

The Company had no revenue from operations during the three months ended March 31, 2005. For the three months ended March 31, 2005, the Company incurred a net loss of $670,172 compared to a net loss of $749,774 for the three months ended March 31, 2004. Compensation and employee benefits for the three months ended March 31, 2005 were relatively comparable to compensation and employee benefits for the three months ended March 31, 2004. Research and development costs were $27,170 for the three months ended March 31, 2005, a reduction of $222,830 from $250,000 for the three months ended March 31, 2004. This is the result of progress payments on the exploration technology. Professional fees for the three months ended March 31, 2005 were $55,956, a reduction of $78,101, as the Company utilized fewer professional services. Exploration expense was $196,091 for the three months ended March 31, 2005. There was no expense for exploration in the three months ended March 31, 2004, as exploration activities had not commenced at that time. The increase was primarily due to an increase in costs associated with the Company's marine expeditions at Pedro Bank, Jamaica. and the Caribbean on Project Orange including professional fees for archaeological costs in Jamaica. The Company also incurred professional fees for settlement of legal disputes. The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities and establishing and maintaining relationships and arrangements that will enhance the Company's ability to pursue historic shipwrecks.

During the first quarter of 2005 construction was begun on our Conservation Laboratory in Port Royal, Jamaica. The laboratory is located within the Coast Guard base at Port Royal. The building is a two story building. The top floor will be utilized as a guard barracks and the ground floor will be our laboratory. We are supplying the building materials at our cost and the Jamaican Coast Guard is supplying the site for the building and the labor to build it at their cost. The building is well underway.

Work is continuing on the construction of our first commercial ATLIS(TM) unit. This unit will be diver deployed. Its construction is being managed by our scientist and the inventor of the technology, James Larsen. Assistance is being given by personnel from Nova Ray, our affiliate who is in the business of building ROV's.

A significant number of repairs have been made on our search and recovery ship, the New World Legacy. Many of the repairs were minor and a number of them were cosmetic, but all of them were important to extend the useful life of the ship and to maintain its appearances at a level of which we can be proud.

The Nature Conservancy along with the University of the West Indies are partnering with the Jamaican regulatory and enforcement agencies (the Fisheries Division the National Environment and Planning Agency (NEPA) and the Jamaican Coast Guard Services) to reduce coral reef degradation by providing solutions to two main threats not currently addressed on the Bank--direct over fishing of resources and degradation of coral reefs and coral cays due to unsustainable development. The project partners are scheduled to conduct a week-long coral reef assessment in April 2005 as a part of achieving the main project objectives of filling critical gaps and developing a management plan for the Pedro Bank.

A preliminary reconnaissance survey was done beforehand in order to determine the specific stud sites for the April expedition. The Admiralty Corporation agreed to provide support to the project by extending the use and services of its vessel, the New World Legacy, for the duration of the reconnaissance work. This support included room and board for the team members and a dive platform. The team members provided their own diving gear and scuba tanks. The reconnaissance team was composed of Nathalie Zenny-Conservation Planner, the Nature Conservancy Jamaica County Program, Dr. George Warner - Director, Center for Marine Science UWI Mona and Mr. Peter Wilson-Kelly-Manager, Integrated Watershed & Coastal Zone Management Branch, NEPA, Officer Coast Guard Reserve

We have signed a Joint Venture Agreement (JVA) with Corazon & Corazon to arrest and potentially recover valuable artifacts from a shipwreck thought to be either a sixteenth or seventeenth century wreck. The wreck site is situated in international waters in the Caribbean. Several dives have already been made on the wreck and various artifacts have been viewed, including lead sheathing, copper tacks, flints, a large bronze peg (thought to have been used to hold planking together), musket balls, cannon balls, 28 cannons and 5 anchors.

We have arrested a 30 square mile area, in international waters, in the Caribbean which it believes contains at least one ship from the sixteenth or seventeenth century.

The WARRANT OF ARREST IN REM, No. 205 CV 0804; ORDER, No. 205 CV 0804; ORDER APPOINTING SPECIAL PROCESS SERVER, No. 205 CV 0804; and ORDER APPOINTING SUBSTITUE CUSTODIAN, No. 205 CV 0804 were assigned on Thursday, March 24, 2005 in the United States District Court for the Northern District of Georgia by the Honorable Clarence Cooper, Federal District Judge.

Admiralty intends to further examine the wreck site area within the arrested location in an effort to identify the ship(s) which wrecked and to locate additional artifacts. Admiralty is working closely with its joint venture partner, Corazon a Corazon in this effort. To date, all artifacts discovered are in less than 100 feet of water and we believe that the bulk of the remains also lie at a relatively shallow depth. Our ship, the New World Legacy, is currently working at the site.

Corazon a Corazon is a Georgia Corporation formed in 1998 to do charitable work. One of the principals of Corazon a Corazon, Dr. Stephen Foster, has been performing charitable work in the Caribbean as a physician. It was during this period that he discovered the wreck while sport diving. We have been working with other groups to establish agreements to secure additional permits as well as to establish marketing outlets for our artifacts. These agreements will be disclosed in due course as they are signed.

For the three months ended March 31, 2005, depreciation and amortization have increased from the three months ending March 31, 2004 due to the New World Legacy acquisition. This amount should increase in the future with building of the ATLISTM field units and the acquisition of other technology and equipment.


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

The Company is also engaged in litigation against its former CEO filed in the Superior Court of Fulton County to recover monies owed the Company for advances and loans from the Company. Additional details involving this litigation are provided in the Company's 10-KSB for the year ended December 31, 2004.

The Company may also be engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend or prosecute its position, as the case may be, and believes the outcome of any litigation will not have a material effect on the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Beginning April 1, 2004 through and including January 20, 2005, the Company initiated a private placement of unregistered securities in the form of units, with each unit consisting of one share of restricted common stock, one two-year warrant to purchase a restricted share of common stock at an exercise price of $1.35 and one four-year warrant to purchase a restricted share of common stock at an exercise price of $2.25. From April 19, 2004 through January 26, 2005, a total of 891,215 units were sold for aggregate consideration of $623,835. The detail of this transaction is more fully reported on Form D filed on January 3, 2005 with the United States Securities and Exchange Commission ("SEC") and in the 2004 annual filing with the United States Securities and Exchange Commission ("SEC") on form 10KSB filed on April 14, 2005.

For the quarter ending March 31, 2005, the company issued 10,500 shares of its common stock in exchange for $7,350 at a sale price of $0.70 a unit to two accredited individuals. Also, in connection with the purchase of these 10,500 units, 10,500 two year warrants exercisable at $1.35 and 10,500 four year warrants exercisable at $2.25 were also issued to these same individuals. In addition, two shareholders exercised warrants to purchase 200,000 shares for a total consideration of $25,100. Finally, the company issued 3,470,000 three year warrants (exercisable at $0.35 into restricted stock for a total consideration of $347,000.00

In making the foregoing sales and issuances of securities, the Company relied upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Sections 4(2) and 4(6) of the Act and Rule 506 of Regulation D promulgated by the SEC pursuant to authority granted to it by the Act, as transactions not involving a public offering made solely to "accredited investors."

Repurchase of Securities

The Company did not repurchase any of its common shares during the first quarter of 2005.

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


(a)  Exhibits

Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certifications pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2005.

                         Ruby Mining Co.,
                         a Colorado corporation


                         By:   /s/  G. Howard Collingwood
                             -----------------------------------
                         Name: G. Howard Collingwood
                         Title: Chief Executive Officer


                         By:   /s/  Murray D. Bradley, Jr.
                             -----------------------------------
                         Name: Murray D. Bradley, Jr.
                         Title: Chief Financial Officer

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