Form 10QSB/A
period 2005-03-31
RUBY MINING CO
filed 2005-05-13
CIK 85684

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

                       RUBY MINING COMPANY AND SUBSIDIARIES
                                   Form 10-QSB

                                      Index


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                   3

  Condensed Consolidated Balance Sheets                                      3

  Condensed Consolidated Statements of Operations                            4

  Condensed Consolidated Statements of Cash Flows                            5

  Notes to Financial Statements                                              6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations                   9

Item 3.   Controls and Procedures                                           12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12

Item 2.   Unregistered Sales of Equity Securities
          and Use of Proceeds                                               12

Item 3.   Defaults Upon Senior Securities                                   13

Item 4.   Submission of Matter to a Vote of Security Holders                13

Item 5.   Other Information                                                 13

Item 6.   Exhibits                                                          13

          Signatures                                                        14

          Exhibit Index                                                     15

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

A preliminary reconnaissance survey was done beforehand in order to determine the specific stud sites for the April expedition. The Admiralty Corporation agreed to provide support to the project by extending the use and services of its vessel, the New World Legacy, for the duration of the reconnaissance work. This support included room and board for the team members and a dive platform. The team members provided their own diving gear and scuba tanks. The reconnaissance team was composed of Nathalie Zenny-Conservation Planner, the Nature Conservancy Jamaica County Program, Dr. George Warner - Director, Center for Marine Science UWI Mona and Mr. Peter Wilson-Kelly-Manager, Integrated Watershed & Coastal Zone Management Branch, NEPA, Officer Coast Guard Reserve.

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


(a)  Exhibits

Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certifications pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2005.

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