Form 10KSB/A
period 2004-12-31
RUBY MINING CO
filed 2005-06-24
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-KSB/A

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

                   125 Valleyside Drive, Dallas, Georgia 30157
                     P. O. Box 2240, Dallas, Georgia 30132
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (404) 348-4728
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


              3490 Piedmont Rd., Suite 304, Atlanta, Georgia 30305
--------------------------------------------------------------------------------
                          (REGISTRANT'S FORMER ADDRESS)

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

                                       RUBY MINING COMPANY


June 24, 2005                            /s/ G. Howard Collingwood
                                       -----------------------------------------
                                       G. Howard Collingwood, Chairman and CEO


Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

NAME                                       TITLE                       DATE

/s/ G. Howard Collingwood
---------------------------
G. Howard Collingwood           Chairman, CEO and Director        June 24, 2005


/s/ Murray D. Bradley, Jr.
---------------------------
Murray D. Bradley, Jr.        Senior Vice President, Secretary    June 24, 2005
                                       and Treasurer

/s/ William Boone
---------------------------
William Boone                             Director                June 24, 2005



/s/ Jay L. Swallen
---------------------------
Jay L. Swallen                            Director                June 24, 2005


/s/ Marc Geriene
---------------------------
Marc Geriene                              Director                June 24, 2005


/s/ Marc Wallace
---------------------------
Marc Wallace                              Director                June 24, 2005

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