Form 10KSB/A
period 2004-12-31
RUBY MINING CO
filed 2005-08-12
CIK 85684

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

                             3318 Highway 5, No. 504
                        Douglasville, Georgia 30135-2308
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (404) 348-4728
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                     125 Valleyside Drive, Dallas, GA 30157
--------------------------------------------------------------------------------
                          (REGISTRANT'S FORMER ADDRESS)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT OR 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                      [ X ]   YES                  [     ]   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

The registrant had $0 revenues in the most recent fiscal year.

As of April 11, 2005 the Registrant had 55,551,390 shares of Common Stock, $.001 par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was approximately $16,665,417.

Transitional Small Business Disclosure format:   Yes  [   ]     No  [ X ]

                                EXPLANATORY NOTE

     Ruby Mining Company (the "Company") is filing this Amendment No. 2 to its Annual Report on Form 10-KSB/A for its fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission (the Commission") on April 14, 2005 (the "Original Filing"), as amended by the filing of a Form 10-KSB/A ("Amendment No. 1") with the Commission on June 24, 2005. Amendment No. 1 was filed to correct the inadvertent omission in the Original Filing of the name and electronic signature of the Company's Independent Registered Public Accounting Firm. This Amendment No. 2 is being filed to address comments received by the staff of the Commission in connection with the staff's review of Amendment No.
1. In this regard, this Amendment No. 2 is filed to:

     (i) provide the explanation (reason) for filing Amendment No. 1, which is as stated above - to correct the inadvertent omission of the name and electronic signature of the Independent Registered Public Accounting Firm, which name and electronic signature are included in and made a part of this Amendment No. 2.

     (ii) amend and restate Part I, Item I, Description of Business, Strategic Alliances and Joint Ventures, to expand the disclosure to convey more clearly the terms of the Company's agreements and joint ventures with third parties in recent years.

     (iii) amend Part II, Item 7 (Exhibit 99.16), Financial Statements and Supplementary Data, Report of the Independent Registered Accountants, to include a report from the Independent Registered Accountants which does not reference other auditors and indicates that the inception period began in 1988.

     (iv) amend Part II, Item 7 (Exhibit 99.16), Financial Statements and Supplementary Data, Statements of Stockholders' Equity, to report stockholders' equity on an annual basis from the inception date of April 15, 1988 through the reverse merger date of May 21, 2001 (the "Merger Date") and after the Merger Date to provide the details of each equity issuance in accordance with the requirements of paragraph 11.d. of SFAS 7.

     (v) amend Part II, Item 7 (Exhibit 99.16), Financial Statements and Supplementary Data, Note 1 - Nature of Business, to state that the financial Statements reflect the reverse merger as of the date of the transaction.

     Except for the amendments described above, this Form 10-K/ A does not modify or update other disclosures in, or exhibits to, the Original Filing or Amendment No. 1.

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

     In the spring of 2005, the Company entered into a joint venture agreement with Corazon & Corazon, a company engaged in providing charitable services in CaribbEAN countries and elsewhere, to arrest and potentially recover valuable artifacts from a shipwreck believed to be either from the 16th or 17th century, the site for which wreck is situated in international waters in the Caribbean. In March 2005, the Company, pursuant to the joint venture, arrested, through an order from a federal district court, a 30 square mile area which is believed to contain the shipwreck site. The joint venture agreement provides for a division of revenues, after reimbursement for all project expenses, of 60% to Admiralty and 40% to Corazon & Corazon.

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

                          FISCAL 2003                     FISCAL 2004
                      -------------------               -----------------
      PERIOD            HIGH        LOW                 HIGH        LOW
      ------            ----        ---                 ----        ---

    1ST  QUARTER       $0.10        $0.02               $0.98       $0.41
    2ND QUARTER        $0.12        $0.04               $0.86       $0.43
    3RD QUARTER        $0.39        $0.10               $0.60       $0.45
    4TH QUARTER        $0.61        $0.23               $0.56       $0.25

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.    Title of Exhibit                                            Sequential Page No.
-----------    ----------------                                            -------------------

    2.1        Plan and Agreement of Share Exchange dated
               as of March 2, 2001, by and among Admiralty
               Corporation, Ruby Mining Company, and U.S. Energy Corp..................    [2]

    2.2        First Amendment to Plan and Agreement of Share Exchange.................    [2]

    2.3        Second Amendment to Plan and Agreement of Share Exchange................    [2]

    2.4        Third Amendment to Plan and Agreement of Share Exchange.................    [2]

    2.5        Stock Purchase Agreement Between Ruby Mining Company
               and Nova Marine Exploration, Inc........................................     29

    3.1        Articles of Incorporation...............................................    [1]

    3.2        Amendment to Articles of Incorporation..................................    [1]

    3.3        By-Laws.................................................................    [1]

    4.1        Ruby Mining Company 2002 Stock Option Plan..............................    [3]

    4.2        Five Year warrant No. W061104-5 -
               Murray D. Bradley, Jr., CFO & Director..................................     39

    4.3        Five Year Warrant No. W061104-4 -
               James W. Larsen, Former CTO & Former Director...........................     56

    21.1       Subsidiaries of Registrant..............................................     73

    31.1       Certification of Chief Executive Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002...........................     74

    31.2       Certification of Chief Financial Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002...........................     75

    32.1       Certifications Pursuant to Section 906
               of the Sarbanes-Oxley act of 2002........................................... 76

    99.16      Report of Independent Registered Public Accounting Firm and Consolidated
               Financial Statements ...................................................     77

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

                                   RUBY MINING COMPANY


                                    /s/ G. Howard Collingwood
                                   ---------------------------------------------
                                   G. Howard Collingwood, Chairman and CEO


Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

NAME                                          TITLE               DATE

/s/ G. Howard Collingwood
-----------------------------
G. Howard Collingwood               Chairman, CEO and Director    August 9, 2005


/s/ Murray D. Bradley, Jr.
-----------------------------
Murray D. Bradley, Jr.                Senior Vice President,      August 9, 2005
                                     Secretary and Treasurer

/s/ William Boone
-----------------------------
William Boone                                Director             August 9, 2005



/s/ Jay L. Swallen
-----------------------------                Director             August 9, 2005
Jay L. Swallen


/s/ Marc Geriene
-----------------------------
Marc Geriene                                 Director             August 9, 2005


/s/ Marc Wallace
-----------------------------
Marc Wallace                                 Director             August 9, 2005

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