Form 10QSB
period 2005-06-30
RUBY MINING CO
filed 2005-08-19
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


 x  Quarterly Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2005.


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

              3318 Hwy 5, No. 504; Douglasville, Georgia 30135-2308
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                    Issuers Telephone Number (404) 348-4728

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                            YES    X       NO
                                 -----         -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                Outstanding at June 30, 2005
         -----                                ----------------------------
Common Stock, $.001 Par Value                      55,592,190 shares

Transitional Small Business Disclosure Format:     YES          NO     X
                                                       -------      -------

                      RUBY MINING COMPANY AND SUBSIDIARIES
                                   Form 10-QSB

                                      Index


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets                            3

           Condensed Consolidated Statements of Operations                  4-5

           Condensed Consolidated Statements of Cash Flows                  6

           Notes to Financial Statements                                    7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              10

Item 3.   Controls and Procedures                                           12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       13

Item 3.   Defaults Upon Senior Securities                                   13

Item 4.   Submission of Matter to a Vote of Security Holders                13

Item 5.   Other Information                                                 13

Item 6.   Exhibits                                                          14

           Signatures                                                       15

           Exhibit Index                                                    16

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           JUNE 30,         DECEMBER 31,
                                                             2005               2004
                                                         ------------      -------------

                       ASSETS
CURRENT ASSETS
   Cash in bank                                          $    391,812      $    268,966
   Expense and employee receivable                            265,355           261,488
   Other                                                      122,771           106,157
                                                         ------------      ------------
        TOTAL CURRENT ASSETS                                  779,938           636,641

Fixed assets, net of accumulated depreciation                  26,685               522
New World Legacy-vessel; net of accumulated                   734,960           760,019
depreciation
Investment                                                    405,000           315,000
Other assets                                                   38,014            38,014
Debt issuance costs                                           118,000              --
                                                         ------------      ------------

        TOTAL ASSETS                                     $  2,102,597      $  1,750,196
                                                         ============      ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
   Accounts payable                                      $    165,031      $    370,905
   Accrued compensation and consulting fees                   482,313           431,800
   Short-term advances                                        328,951           369,758
                                                         ------------      ------------

        TOTAL CURRENT LIABILITIES                             976,295         1,172,463

Long-term debt                                                850,000              --
Long-term Nonconvertible Debentures, net of discount        4,165,935         3,948,699
Interest payable                                            3,200,031         2,948,687
                                                         ------------      ------------

        TOTAL LIABILITIES                                   9,192,261         8,069,849
                                                         ------------      ------------

Stockholders' deficit
   Common stock                                                55,592            55,341
   Paid-in capital                                         12,258,481        11,356,312
   Subscribed shares                                            4,800            75,250
   Development stage deficit                              (19,408,537)      (17,806,556)
                                                         ------------      ------------
        Total stockholders' deficit                        (7,089,664)       (6,319,653)
                                                         ------------      ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         2,012,597         1,750,196
                                                         ============      ============


See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                              Three Months Ended
                                          From Inception           June 30,
                                             through        ------------------------
                                          June 30, 2005        2005           2004
                                          -------------     ---------      ---------

Revenues                                  $    199,927      $    --        $    --
                                          ------------      ---------      ---------

Operating expenses

   Compensation and employee benefits        3,610,162        124,505         98,687
   Forgiveness of salaries                    (663,625)          --             --
   Research and development                  1,890,557         22,964           --
   General and administrative                4,090,502         41,689         84,968
   Depreciation and amortization               213,556         13,262         12,692
   Professional fees                         4,372,820        172,971         60,843
   Exploration expense                         752,173        121,408        222,861
                                          ------------      ---------      ---------
                                            14,266,145        496,799        480,051
                                          ------------      ---------      ---------

        Operating (loss)                    14,066,218)      (496,799)      (480,051)

Other income (expense)                         755,206          4,980         53,183
Interest (expense)                          (6,097,525)      (439,990)      (246,922)
                                          ------------      ---------      ---------

        Net (loss)                        $(19,408,537)     $(931,809)     $(673,790)
                                          ============      =========      =========

Net (loss) per common share:
   Basic and diluted                                        $   (0.02)     $   (0.01)
                                                            =========      =========







See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                Six Months Ended
                                                    June 30,
                                          ----------------------------
                                              2005             2004
                                          -----------      -----------


Revenues                                  $      --        $      --
                                          -----------      -----------

Operating expenses

   Compensation and employee benefits         208,637          207,433
   Research and development                    50,134          250,000
   General and administrative                 104,876          173,886
   Depreciation and amortization               25,781           12,751
   Professional fees                          228,927          194,900
   Exploration expense                        317,499          222,861
                                          -----------      -----------
                                              935,854        1,061,831
                                          -----------      -----------

        Operating (loss)                     (935,854)      (1,061,831)

Other income (expense)                          6,311          103,409
Interest (expense)                           (672,438)        (465,142)
                                          -----------      -----------

        Net (loss)                        $(1,601,981)     $ 1,423,564)
                                          ===========      ===========

Net (loss) per common share:
   Basic and diluted                      $     (0.03)     $     (0.03)
                                          ===========      ===========







See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       From Inception
                                                            Six Months Ended               Through
                                                                June 30,                June 30,2005
                                                      ----------------------------      ------------
                                                         2005              2004
                                                      -----------      -----------
Operating activities
   Net loss                                           $(1,601,981)     $(1,423,564)     $(19,408,537)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                    25,781           12,751           212,338
          Discount amortization                           217,236          196,686         2,261,793
          Equity-based professional services               63,850          177,000         1,172,810
          Increase (decrease) in accounts payable
             and accruals                                (155,361)         (66,090)        1,002,860
          Increase in interest payable                    251,344          205,168         3,222,900
          Deferred charges                               (163,000)            --            (163,000)
          Beneficial conversion feature                   202,417             --             202,417
          Other, net                                       26,256            5,700           340,187
                                                      -----------      -----------      ------------

        Net cash used in operating activities          (1,133,458)        (892,349)      (11,156,232)
                                                      -----------      -----------      ------------

Investing activities
   Advances under expense receivable                       (1,501)         (42,290)         (149,979)
   Investment purchase                                    (90,000)            --            (110,000)
   Purchase of fixed assets                               (27,090)            --            (176,297)
   Purchase of vessel                                        --           (448,019)         (447,921)
                                                      -----------      -----------      ------------

        Net cash used in investing activities            (118,591)        (490,309)         (884,197)
                                                      -----------      -----------      ------------

Financing activities
   Issuance of common stock and warrants                  636,153          924,486         8,869,549
   Short-term advances                                    (40,808)         148,262           803,750
   Stock subscription                                     (70,450)            --               4,800
   Issuance of callable, secured convertible              850,000             --             850,000
      Notes
   Issuance of debentures                                    --               --           1,904,142
                                                      -----------      -----------      ------------

        Net cash provided by financing activities       1,374,895        1,072,748        12,432,241

                                                      -----------      -----------      ------------

Net increase (decrease) in cash                           122,846         (309,910)          391,812

Cash at beginning of period                               268,966          352,037              --
                                                      -----------      -----------      ------------

Cash at end of period                                 $   391,812      $    42,127      $    391,812
                                                      ===========      ===========      ============



See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Ruby Mining Company (the "Company") and its wholly-owned subsidiaries, Admiralty Corporation ("Admiralty"), and Admiralty Marine Operations, LTD. ("AMO"). Significant inter-company transactions and accounts are eliminated in consolidation.

The financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates.

The Company and its subsidiaries are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $19,408,537. These matters indicate substantial doubt about the ability of the Company to continue as a going concern. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.

During the quarter ending March 31, 2004, the Company organized AMO as a wholly-owned subsidiary. AMO, through capitalization from the Company, acquired the New World Legacy, a research vessel for cash consideration of $447,921, and for equity instruments of the Company valued at $350,000.

During the quarter ending June 30, 2005, the Company issued 40,800 shares of common stock for forgiveness of liabilities of $10,200. In addition the Company issued 6,420,754 warrants on the Company's common stock during the quarter ending June 30, 2005. Each warrant is for one share of the Company's common stock. Of these warrants issued, 3,151,826 were issued as part of the private placement warrant offering being conducted by the Company during this time.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

These warrants have an exercise price of $0.35, and have exercise periods ranging from three to four years. The remaining 3,268,928 warrants were issued by the Company to four funds comprising the NIR Group of Rosalyn, New York, who provided a $2,500,000 financing arrangement to the Company in June 2005. Until a registration occurs, these warrants are on restricted stock of the Company and can be immediately exercised. The exercise price of these warrants is $0.25 per share. The warrants have a five year exercise period.


NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method. Presented below is certain financial information of the Company with comparative proforma information determined as if the Company had accounted for the stock-based compensation utilizing the fair-value method for the presented six month periods.

                                                    June 30, 2004      June 30, 2005
                                                    -------------      -------------

Net Loss as reported                               $  (1,423,564)      $  (1,601,981)
Basic and diluted loss per share                   $       (0.03)      $       (0.03)
  as reported
Stock-based employee compensation                  $    --             $      --
  cost included in net loss as reported
Stock based employee compensation                  $    --             $      --
  cost based on fair-value method
Proforma net loss including stock-based            $  (1,423,564)      $  (1,601,981)
  compensation cost based on fair-value method
Proforma basic and diluted loss per share          $       (0.03)      $       (0.03)
  including stock-based compensation
  cost based on fair-value method

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

NOTE 3 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At June 30, 2005 the Company had outstanding 24,872,710 warrants and 400,000 options on common stock, each convertible to one share of the Company's common stock. The following presents the calculation of basic earnings per share:

                                                  For the Six Months Ended June 30, 2005
                                         ---------------------------------------------------------
                                                                 Weighted
                                                              Average Shares         Per-Share
                                           (Numerator)         (Denominator)          Amount
                                         -----------------    ----------------    ----------------
BASIC EPS
     Income (loss) available to common
        shareholders'                    $     (1,601,981)    $     55,561,590    $          (0.03)
                                         =================    ================    ================




                                                  For the Six Months Ended June 30, 2004
                                         ---------------------------------------------------------
                                                                 Weighted
                                                              Average Shares         Per-Share
                                           (Numerator)         (Denominator)          Amount
                                         -----------------    ----------------    ----------------
BASIC EPS
     Income (loss) available to common
        shareholders'                    $      (1,423,564)   $     51,525,802    $         (0.03)
                                         =================    ================    ================


NOTE 4 - LONG-TERM DEBT

During the quarter ended June 30, 2005, the Company executed an arrangement for the issuance of $2,500,000 of debt. The debt will be issued in three tranches as follows:

     *     $850,000 on execution of the arrangement

     *     $800,000 upon filing of a registration statement

     *     $850,000 upon the effective declaration of the registration statement


The Company received the first tranch of $850,000 during the quarter ending June 30, 2005.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


NOTE 4 - LONG-TERM DEBT (CONTINUED)

The debt is secured by all assets of the Company, bears interest at 8%, with interest payable quarterly. Upon execution of the arrangement the Company was required to pay eight months interest in advance.

The debt is convertible into common stock of the company at any time at the option of the holder. The debt is convertible at a per-share price of the lesser of $0.15, or the average of the lowest intra-day trading prices of the Company's common stock on the 20 days prior to the conversion. The Company has determined that a beneficial conversion feature exists with respect to the conversion as the conversion price at the commitment date (date the debt was issued) was less than the market price of the stock. The Company recorded a charge to interest expense of $202,417 for the beneficial conversion feature.

The debt also provides that the Company may exercise a call option. Certain restrictions and financial penalties exist with respect to the exercise of the call option.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and its wholly owned subsidiaries Admiralty Corporation ("Admiralty") and Admiralty Marine Operations Ltd. ("AMMO") are a development stage company and have had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the three months ended June 30, 2005 through the issuance of 3,121,156 three year, $0.35 warrants exercisable into the common stock of the company for a consideration of $315,153 from 20 individuals. The warrant agreements representing these warrants were issued on or about June 30, 2004. In addition, employees of the Company continued to partially deferred payments of compensation to help provide liquidity for the Company.


The Company satisfied $10,200 in professional service costs related to the New World Legacy by issuing 40,800 shares of common stock at a price of $0.25 per share to three individuals. Additionally, the company realized a $3,793 gain on the disposition of excess office assets in a sale to an unrelated party.


On June 28, 2005, the Company completed a financing arrangement involving the sale of $2,500,000 in secured convertible notes. The notes are to be purchased in three traunches: the first tranch is in the amount of $850,000, which the company received upon signing the definitive agreements on June 23, 2005; the second traunch in the amount of $800,000 upon the filing of a registration statement with the Securities and Exchange Commission; and the third traunch in the amount $850,000 upon the effective declaration of the registration statement.

As a result of the $850,000, less a legal expense fee of $50,000, a $68,000 eight percent commission fee paid to Laidlaw & Co., Ltd., prepayment of $45,000 for eight months of interest, and miscellaneous cost including key man insurance costs of approximately $20,000, the company netted $666,950. The company was able to pay down substantially all of its' current obligations, short term advances, and, retain approximately $325,000 in working capital for the company.

PLAN OF OPERATION

As the Company has continued operations on the Pedro Bank in Jamaican waters and on a site in international waters off Honduras (designated by the Company as "Project Orange"), management believes that the Company has enhanced access to investments of capital. Management has utilized the expertise of Laidlaw & Company, Ltd. to seek additional opportunities for capital investments. Currently, Management has entered into an agreement for three year, 8% convertible notes, as described above. These notes, issued in three traunches, total $2,500,000 and interest is being prepaid eight months in advance. With the Company's current cash levels, operations of the Company are expected to be able to be carried over the next nine months (assuming all three traunches of the NIR Group notes are funded) without an additional capital investment to satisfy existing liabilities and to fund future operations.

During the three months ended June 30, 2005 the Company satisfied liquidity needs through short-term note borrowings, deferral of some salaries and expenses, and, the sale of warrant securities.

Our Permit with Jamaica to search and recover artifacts within our permitted area expires at the end of November 2005. Discussions have already begun toward the renewal of this permit. We anticipate that the permit will be renewed such that continuity occurs and we feel that both Jamaica and Ruby Mining Company wish for the permit to be renewed.


RESULTS OF OPERATIONS

The Company had no revenue from operations during the three months ended June 30, 2005. For the three months ended June 30, 2005, the Company incurred a net loss of $931,809 compared to a net loss of $673,790 for the three months ended June 30, 2004. The increase was primarily the result of increased professional fees and increased interest expense related to the recording of a beneficial convestion feature on the Company's secured convertible notes issued during the second quarter of 2005. The amount of the beneficial conversions feature was $202,417. The professional fee increase is associated with the Company's marine expedition to a site designated by the company as "Project Orange", an international site off Honduras. The Company choose this site after having been granted "salver in possession rights" to this area by a federal district court's ruling in admiralty for the company. The Company also incurred increased professional fees for settlement of legal disputes.

The Company's present activities consist of establishing and maintaining financing and funding sources and opportunities. Additionally, the Company intends to continue establishing and maintaining strategic relationships and arrangements that will enhance the Company's ability to pursue historic shipwrecks.

The Company acquired a search and recovery ship in 2004, the New World Legacy (the "Ship"), which it has deployed on Project Orange and the Pedro Bank, Jamaica, as well as other projects during the proceeding twelve months. The Company continues to finalize the building of the first ATLISTM field units to be used in the search efforts on the Pedro Bank, and at other sites for which the company has been involved. The company expended $33,562 during the quarter ended June 30, 2005 for construction of the ATLISTM field units.

For the three months ended June 30, 2005 depreciation and amortization have increased from the three months ending June 30, 2004 due to the New World Legacy acquisition. General and administrative costs for the three months ended June 30, 2005 have decreased to $41,689 from $84,968 for the three months ended June 30, 2004 due to less expense associated with a reduced office space and limitation of available cash.

For the six month period ending June 30, 2005, the Company incurred a loss of $1,601,981 compared to a loss $1,423,564 in the same period ending June 30, 2004. The increased loss is due principally to expenses and costs associated with the Company's survey operations at Project Orange, the expenses and costs associated with restructuring Company debt, and the recording of a beneficial conversion feature of $202,471 related to the issuance of the Company's secured convertible notes.


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

Item 2.  Unregistered sales of Securities and Use of Proceeds

Recent Sales of Unregistered Securities

From April 11, 2005 until May 4, 2005 the company issued 1,034,075 three year warrants at an exercise price of $0.35 to eight (8) individuals for a total consideration of $113,408. Also, debts totaling $135,245 were exchanged with seven (7) individuals and entities for 1,352,451 of these same warrants. The Company paid $61,500 in commissions or finders' fees, in connection with the sale of the $0.35 three year warrant offering, to eight (8) individuals and entities for 615,000 warrants. Three individuals agreed to exchange services for 40,800 at a share price of $0.25 a share. In addition, on June 23, 2005 the company issued 3,268,928 Stock Purchase Warrants to four funds with an exercise price of $0.25 in association with the $2,500,000 financing described above in
Item II, Plan of Operation.

In making the foregoing sales and issuances of securities, the Company relied upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Sections 4(2) and 4(6) of the Act and Rule 506 of Regulation D promulgated by the SEC pursuant to authority granted to it by the Act, as transactions not involving a public offering made solely to "accredited investors." Repurchase of Securities

The Company did not repurchase any of its common shares during the second quarter of 2005.



Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

Certain employees and consultants to the company exchanged booked expenses and consulting fees due them from the company in exchange for three year warrants exercisable for $0.35. These transactions were included in the total debt conversion cited in this report. Two of these individuals are the CEO and CFO of the company and these transactions were reported on SEC Form 4's timely filed during the reporting period. These transactions were authorized by the Board of Directors.


Item 6.  Exhibits


 (a) Exhibits

Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.


Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certifications pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 18, 2005.

                                  Ruby Mining Co.,
                                  a Colorado corporation


                                  By: /s/ G. Howard Collingwood
                                      -------------------------------
                                  Name: G. Howard Collingwood
                                  Title: Chief Executive Officer


                                  By:   /s/ Murray D. Bradley, Jr.
                                      -------------------------------
                                  Name: Murray D. Bradley, Jr.
                                  Title: Chief Financial Officer

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