Form 10QSB
period 2005-09-30
RUBY MINING CO
filed 2005-11-14
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


x Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 2005.


                         Commission File Number 0-7501.


                               RUBY MINING COMPANY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Colorado                                83-0214117
              ----------                              ------------
      (State or other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)              Identification Number)

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

                                 YES   X     NO
                                     -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                           Outstanding at September 30, 2005
        -----                           ---------------------------------
Common Stock, $.001 Par Value                   55,592,190 shares

Transitional Small Business Disclosure Format:     YES           NO    X
                                                       -------      -------

                      RUBY MINING COMPANY AND SUBSIDIARIES
                                   Form 10-QSB

                                      Index


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                  3

            Condensed Consolidated Balance Sheets                           3

           Condensed Consolidated Statements of Operations                  4-5

           Condensed Consolidated Statements of Cash Flows                6

           Notes to Financial Statements                                  7-10

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations              11-12

Item 3.   Controls and Procedures                                         12

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                               13

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                            13

Item 3.   Defaults Upon Senior Securities                                 13

Item 4.   Submission of Matter to a Vote of Security Holders              13

Item 5.   Other Information                                               13

Item 6.   Exhibits                                                        14

          Signatures                                                      15

          Exhibit Index                                                   16

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       2005              2004
                                                                   -------------     ------------

                                        ASSETS
CURRENT ASSETS
   Cash in bank                                                    $    780,814      $    268,966
   Expense and employee receivable                                      267,538           261,488
   Other                                                                 79,544           106,157
                                                                   ------------      ------------
            TOTAL CURRENT ASSETS                                      1,122,896           636,641

Fixed assets, net of accumulated depreciation                            25,465               522
New World Legacy-vessel; net of accumulated depreciation                722,222           760,019
Investment                                                              405,000           315,000
Other assets                                                             33,514            38,014
Prepaid interest                                                         72,930
Debt issuance costs                                                     108,167              --
                                                                   ------------      ------------

            TOTAL ASSETS                                           $  2,495,194      $  1,750,196
                                                                   ============      ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
   Accounts payable                                                $    174,190      $    370,905
   Accrued compensation and consulting fees                             455,800           431,800
   Short-term advances                                                  328,951           369,758
                                                                   ------------      ------------

            TOTAL CURRENT LIABILITIES                                   958,941         1,172,463

Long-term debt                                                        1,650,000              --
Long-term Nonconvertible Debentures, net of discount                  4,278,942         3,948,699
Interest payable                                                      3,329,071         2,948,687
                                                                   ------------      ------------

            TOTAL LIABILITIES                                        10,216,954         8,069,849
                                                                   ------------      ------------

Stockholders' deficit
   Common stock                                                          55,592            55,341
   Paid-in capital                                                   12,263,279        11,356,312
   Subscribed shares                                                          0            75,250
   Development stage deficit                                        (20,040,631)      (17,806,556)
                                                                   ------------      ------------
            Total stockholders' deficit                              (7,721,760)       (6,319,653)
                                                                   ------------      ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $  2,495,194      $  1,750,196
                                                                   ============      ============

See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                          Three Months Ended
                                                                             September 30
                                       From Inception throuh           ------------------------
                                        September 30, 2005                2005           2004
                                        ------------------             ----------     ---------

Revenues                                  $    200,927                 $   1,000      $    --
                                          ------------                 ---------      ---------

Operating expenses

   Compensation and employee benefits        3,675,427                    65,265         85,830
   Forgiveness of salaries                    (663,625)                     --             --
   Research and development                  1,910,026                    19,469           --
   General and administrative                4,127,444                    36,942         68,979
   Depreciation and amortization               227,151                    13,595         12,693
   Professional fees                         4,527,084                   154,264        471,100
   Exploration expense                         827,148                    74,975         82,039
                                          ------------                 ---------      ---------
                                            14,630,655                   364,510        720,641
                                          ------------                 ---------      ---------

            Operating (loss)               (14,429,728)                 (363,510)      (720,641)

Other income (expense)                         755,572                       366         24,394
Interest (expense)                          (6,366,476)                 (268,951)      (223,434)
                                          ------------                 ---------      ---------

            Net (loss)                    $(20,040,632)                $(632,095)     $(919,681)
                                          ============                 =========      =========

Net (loss) per common share:
   Basic and diluted                                                   $   (0.01)     $   (0.02)
                                                                       =========      =========







See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 Nine Months Ended
                                                   September 30,
                                          ----------------------------
                                              2005            2004
                                          -----------      -----------

Revenues                                  $     1,000      $      --
                                          -----------      -----------

Operating expenses

   Compensation and employee benefits         273,902          293,263
   Research and development                    69,603          250,000
   General and administrative                 141,818          242,865
   Depreciation and amortization               39,376           25,444
   Professional fees                          383,191          666,000
   Exploration expense                        392,474          304,900
                                          -----------      -----------
                                            1,300,364        1,782,472
                                          -----------      -----------

            Operating (loss)               (1,299,364)      (1,782,472)

Other income (expense)                          6,677          127,805
Interest (expense)                           (941,389)        (688,578)
                                          -----------      -----------

            Net (loss)                    $(2,234,076)     $(2,343,245)
                                          ===========      ===========

Net (loss) per common share:
   Basic and diluted                      $     (0.04)     $     (0.04)
                                          ===========      ===========

See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                            From Inception
                                                                               Nine Months Ended                Through
                                                                                 September 30,            September 30, 2005
                                                                        -----------------------------     -------------------

                                                                           2005             2004
                                                                        -----------      -----------

Operating activities
   Net loss                                                             $(2,234,076)     $(2,343,245)        $(20,040,632)
   Adjustments to reconcile net loss to net  cash used in operating activities:
          Depreciation and amortization                                      39,376           25,543              225,933
          Discount amortization                                             330,243          289,339            2,374,800
          Equity-based professional services                                 68,650          407,000            1,177,610
          Increase (decrease) in accounts payable and accruals
                                                                           (170,714)         (94,768)             987,507
          Increase in interest payable                                      307,454          326,951            3,279,010
          Deferred charges                                                 (108,167)            --               (108,167)
          Beneficial conversion feature                                     202,417             --                202,417
          Other, net                                                         24,075           33,528              338,246
                                                                        -----------      -----------         ------------

            Net cash used in operating activities                        (1,540,742)      (1,355,652)         (11,563,276)
                                                                        -----------      -----------         ------------

Investing activities
   Advances under expense receivable                                         (2,501)         (44,552)            (150,979)
   Investment purchase                                                      (90,000)            --               (110,000)
   Purchase of fixed assets                                                 (25,274)            --               (174,451)
   Purchase of vessel                                                          --           (448,019)            (447,921)
                                                                        -----------      -----------         ------------

            Net cash used in investing activities                          (117,775)        (492,571)            (883,351)
                                                                        -----------      -----------         ------------

Financing activities
   Issuance of common stock and warrants                                    636,153        1,333,106            8,869,549
   Short-term advances                                                      (40,808)         173,163              803,750
   Stock subscription                                                       (75,250)            --                  4,800
   Issuance of callable, secured convertible                              1,650,000             --              1,650,000
      notes
   Issuance of debentures                                                      --               --              1,904,142
                                                                        -----------      -----------         ------------

            Net cash provided by financing activities                     2,170,095        1,506,269           13,227,441
                                                                        -----------      -----------         ------------

Net increase (decrease) in cash                                             511,848         (341,954)             780,814

Cash at beginning of period                                                 268,966          352,037                 --
                                                                        -----------      -----------         ------------

Cash at end of period                                                   $   780,814      $    10,083         $    780,814
                                                                        ===========      ===========         ============



See notes to condensed consolidated financial statements.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Ruby Mining Company (the "Company") and its wholly-owned subsidiaries, Admiralty Corporation ("Admiralty"), and Admiralty Marine Operations, LTD. ("AMO"). Significant inter-company transactions and accounts are eliminated in consolidation.

The financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates.

The Company and its subsidiaries are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $20,040,632. These matters indicate substantial doubt about the ability of the Company to continue as a going concern. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management's ability to implement plans for capital and financing.

During the quarter ending March 31, 2004, the Company organized AMO as a wholly-owned subsidiary. AMO, through capitalization from the Company, acquired the New World Legacy, a research vessel for cash consideration of $447,921, and for equity instruments of the Company valued at $350,000.

During the quarter ending September 30, 2005, the Company issued 3,076,923 warrants on the Company's common stock during the quarter ending September 30, 2005. Each warrant is for one share of the Company's common stock. All of these 3,076,293 warrants were issued to the NIR Group as part of the second tranche ($800,000) of financing.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

The warrants were divided among four funds comprising the NIR Group of Rosalyn, New York, who provided a $2,500,000 financing arrangement to the Company in June 2005. Until a registration occurs, these warrants are on restricted stock of the Company and can be immediately exercised. The exercise price of these warrants is $0.25 per share. The warrants have a five year exercise period.


NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method. Presented below is certain financial information of the Company with comparative proforma information determined as if the Company had accounted for the stock-based compensation utilizing the fair-value method for the presented nine month periods.

                                                          September 30, 2004    September 30, 2005
                                                          ------------------    ------------------
    Net Loss as reported                                  $      (2,343,245)    $    (2,234,076)
    Basic and diluted loss per share                      $           (0.04)    $         (0.04)
      as reported
    Stock-based employee compensation                     $             --      $           --
      cost included in net loss as reported
    Stock based employee compensation                     $             --      $           --
      cost based on fair-value method
    Proforma net loss including stock-based               $      (2,343,245)    $    (2,234,076)
      compensation cost based on fair-value method
    Proforma basic and diluted loss per share             $           (0.04)    $        (0.04)
      including stock-based compensation
      cost based on fair-value method

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

NOTE 3 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At September 30, 2005 the Company had outstanding 27,949,633 warrants and 477,500 options on common stock, each convertible to one share of the Company's common stock. The following presents the calculation of basic earnings per share:

                                               For the Nine Months Ended September 30, 2005
                                         ---------------------------------------------------------
                                                                 Weighted
                                                              Average Shares         Per-Share
                                           (Numerator)         (Denominator)          Amount
                                         -----------------    ----------------    ----------------
BASIC EPS
     Income (loss) available to
        common shareholders              $      (2,234,076)         55,576,590            (0.04)
                                         =================    ================    ================





                                               For the Nine Months Ended September 30, 2004
                                         ---------------------------------------------------------
                                                                 Weighted
                                                              Average Shares         Per-Share
                                           (Numerator)         (Denominator)          Amount
                                         -----------------    ----------------    ----------------
BASIC EPS
     Income (loss) available to
       common shareholders'              $  (2,343,245)         52,279,017        $       (0.04)
                                         =================    ================    ================

NOTE 4 - LONG-TERM DEBT

During the quarter ended June 30, 2005, the Company executed an arrangement for the issuance of $2,500,000 of debt. The debt is being issued in three tranches as follows:

|X|     $850,000 on execution of the arrangement

|X|     $800,000 upon filing of a registration statement

|X|     $850,000 upon the effective declaration of the registration statement


The Company received the first tranche of $850,000 during the quarter ending June 30, 2005 and the second tranche of $800,000 during the quarter ending September 30, 2005.

                      RUBY MINING COMPANY AND SUBSIDIARIES
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


NOTE 4 - LONG-TERM DEBT (CONTINUED)

The debt is secured by all assets of the Company, bears interest at 8%, with interest payable quarterly. Upon execution of the arrangement the Company was required to pay eight months interest in advance for each tranche as it is funded.

The debt is convertible into common stock of the company at any time at the option of the holder. The debt is convertible at a per-share price of the lesser of $0.15, or the average of the lowest intra-day trading prices of the Company's common stock on the 20 days prior to the conversion. The Company has determined that a beneficial conversion feature exists with respect to the conversion as the conversion price at the commitment date (date the debt was issued) was less than the market price of the stock. The Company recorded a charge to interest expense of $202,417 during the quarter ended June 30, 2005 for the beneficial conversion feature.

The debt also provides that the Company may exercise a call option. Certain restrictions and financial penalties exist with respect to the exercise of the call option.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Ruby Mining Company (the "Company") and its wholly owned subsidiaries Admiralty Corporation ("Admiralty") and Admiralty Marine Operations Ltd. ("AMMO") are a development stage company and have had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the three months ended September 30, 2005 through the issuance of a second tranche of secured convertible notes to the NIR Group of Rosalyn, New.York ("NIR").

On June 28, 2005, the Company completed a financing arrangement involving the sale of $2,500,000 in secured convertible notes (the "Notes") to be purchased in three tranches: the first tranche, in the amount of $850,000, was received by the Company upon signing the definitive agreements for the purchase of the Notes on June 23, 2005; the second tranche, in the amount of $800,000, was received by the Company on September 29, 2005, after the Company's filing of a registration statement on Form SB-2 with the Securities and Exchange Commission to register the securities underlying the Notes and warrants issued and to be issued to NIR; and the third tranche, in the amount $850,000, will be issued upon the Registration Statement becoming effective.

As a result of the second tranche funding of $800,000, less a $64,000 eight percent (8%) commission fee paid to Laidlaw & Co. (U.K.), Ltd., prepayment of $45,000 for eight months of interest, and minimal miscellaneous costs of $50, the Company netted $690,050. The Company was able to pay down much of of its current obligations some of its and short-term advances, and retain approximately $575,000 in working capital proceeds.

PLAN OF OPERATION

Management believes that, due to the Company's continued operations on the Pedro Bank in Jamaican waters and on a site in international waters off Honduras (designated by the Company as "Project Orange"), the Company has and will have enhanced access to investments of capital. Management has utilized the investment and merchant banking expertise of Laidlaw & Company (U.K.) Ltd. to explore additional opportunities for capital investment. Currently, Management has entered into a financing arrangement in the form of three year, 8% secured convertible notes, as described above. These notes, issued in three tranches, total $2,500,000 in principal and bear interest at the rate of 8% per annum. The first two tranches, in the aggregate principal amount of $1,650,000 have been paid to and received by the Company. Interest on these first trwo tranches has been prepaid eight (8) months in advance. Given the Company's current cash levels and anticipated expenditures, it is expected that operations of the Company can be sustained over the next six months (assuming the third tranche of the Notes is funded), without any additional capital investment to satisfy existing liabilities and fund ongoing operations.

During the three months ended September 30, 2005, the Company satisfied liquidity needs through the issuance of the second tranche of Notes in the amount of $800,000, less a $64,000 eight percent (8%) commission fee paid to Laidlaw & Co. (U.K.), Ltd., prepayment of $45,000 for eight (8) months of interest, and minimal miscellaneous costs of $50, leaving the Company net proceeds of $690,050.

Our Permit with Jamaica to search and recover artifacts within the permitted area expires at the end of November 2005. An addendum and application for extension have been submitted for the renewal of this permit, and we anticipate that this permit will be renewed.


RESULTS OF OPERATIONS

The Company had $1,000 of revenue from operations during the three months ended June 30, 2005. For the three months ended September 30, 2005, the Company incurred a net loss of $632,095 compared to a net loss of $919,681 for the three months ended September 30, 2004. The decrease was primarily the result of decreased professional fees and decreases in other expenses related to the seasonal reduction of expedition activities on our various permits caused by the Caribbean hurricanes. Additionally, the Company recorded an adjustment to accrued salaries payable for the year. The professional fee decrease is associated with the Company's marine expedition to a site designated by the company as "Project Orange", an international site off Honduras. The Company chose this site after having been granted "salvor in possession" rights to the area by a ruling of a United States federal district court sitting in admiralty. The Company also had a decrease of $316,836 in professional fees for expedition-related professionals and settlement of legal disputes, The Company also showed a decrease in general and administrative expenses of $32,037 associated with its becoming a virtual corporation, and an increase of $19,469 in research and development expenses.

The Company's present activities consist of continuing its work on Project Orange, pursuing permission to continue with its Pedro Bank, Jamaica project and establishing new and maintaining existing financing and funding sources and opportunities. Additionally, the Company intends to continue establishing new and maintaining existing strategic relationships and arrangements that can serve to enhance the Company's ability to pursue historic shipwrecks.

The Company acquired a search and recovery ship in 2004, the New World Legacy (the "Ship"), which it has deployed on its Project Orange and Pedro Bank projects as well as other marine projects during the preceding twelve months. The Company continues to finalize the building of the first ATLISTM field units to be used in the its shipwreck search activities. The Company expended $19,469 during the quarter ended September 30, 2005 for construction of these ATLISTM field units.

For the three months ended September 30, 2005, depreciation and amortization increased from the three months ending September 30, 2004 due to the New World Legacy acquisition. General and administrative costs for the three months ended September 30, 2005 decreased to $36,942 from $68,979 for the three months ended September 30, 2004 due to less expense resulting from the elimination of leased office space and the associated insurance and communications expenses.

For the nine month period ending September 30, 2005, the Company incurred a loss of $2,234,076 compared to a loss of $2,343,245 in the same period ending September 30, 2004. The slightly decreased loss is due principally to a decrease in expenses and costs associated with professional services relating to the Company's marine exploration activities and legal fees,


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Item 2.    Unregistered sales of Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On September 28, 2005 the company issued 3,076,923 Stock Purchase Warrants to four investment funds with an exercise price of $0.25 in association with the $2,500,000 financing described above in Item II, Plan of Operation.

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

Item 2.  Repurchase of Securities

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

(a) Exhibits

Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1    Certifications pursuant to Section 906 of Sarbanes-Oxley
                Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005.

                         Ruby Mining Company,
                         a Colorado corporation


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