Form 10KSB
period 2005-12-31
ADMIRALTY HOLDING CO
filed 2006-04-12
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NO. 0-7501

ADMIRALTY HOLDING COMPANY (Exact name of small business issuer as specified in its charter)

COLORADO 83-0214117 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

3318 Highway 5, No. 504 Douglasville, Georgia 30135-2308 (Address of principal executive offices)

(404) 348-4728 (Registrant's telephone number, including area code)

125 Valleyside Drive, Dallas, GA 30157 (Registrant's former address)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or forsuch shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] YES

[ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

The registrant had $1,000 in gross revenues in the most recent fiscal year.

As of March 1, 2006 the Registrant had 58,592,190 shares of Common Stock, $.001 par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was approximately $ .

Transitional Small Business Disclosure format: Yes [ ] No [ X ]

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Background

The Company’s name was changed, effective November 2, 2005, from Ruby Mining Company (”Ruby”) to Admiralty Holding Company (the “Company” or “AHC”). The Company conducts its business principally through an operating subsidiary, Admiralty Corporation. Pursuant to a Plan and Agreement of Share Exchange implemented in 2001 (the “Share Exchange Agreement”), the shareholders of Admiralty became the principal shareholders of Ruby and Admiralty then became and remains today a wholly-owned subsidiary of the Company. The Company was incorporated under the laws of the State of Colorado in 1971. Admiralty was incorporated under the laws of the State of Georgia in 1988. Unless the context otherwise requires, all references herein to the Company shall include both AHC and Admiralty.

General

We are engaged principally in the business of locating and recovering valuable cargoes from historic shipwrecks, primarily those from the 16th, 17th, and 18th centuries. We also continue to evaluate the potential application of our technology for assisting domestic governmental agencies in locating and retrieving unexploded marine ordnance and weapons.

Our business activities are concentrated in 8 principal areas:

1. Finalizing development of a unique, proprietary technology which can be utilized to detect gold, silver and other precious metals in a salt-water environment, through layers of sand, sediment and coral.

2. Conducting historical research on shipwrecks, principally those from the 16th, 17th, and 18th centuries.

3. Analyzing and evaluating the principal issues related to the legalities associated with historic

(pre-1900) shipwreck search and recovery operations.

4. Negotiating agreements with governments for permits or licenses to search for and recover valuable cargoes from historic shipwrecks in their territorial waters.

5. Finding synergistic and accretive joint venture, investment and acquisition candidates with experience, expertise, and assets (such as vessels, equipment, historical documentation, and specific projects) related to the business of historic shipwreck exploration and excavation.

6. Conducting search efforts to locate and arrest historic shipwrecks situated in international waters (i.e., outside the jurisdiction of particular governments).

7. Acquiring and deploying marine vessels equipped with state-of-the-art conventional search and recovery capabilities for use in historic shipwreck search and recovery operations

8. Exploring, in association with appropriate domestic governmental agencies, the possibility of deploying the ATLIS™ technology to locate and retrieve for disposal unexploded ordnance and weapons in the territorial waters of the Untied States.

Shipwreck Search and Recovery Technology

We have designed and developed a proprietary detection technology, which we call ATLIS™, to locate, quantify and differentiate among precious metals in a marine environment. To assist us in enhancing the functionality of our ATLIS™ technology, we have associated a university-affiliated scientific expert in the field of remote-sensing. We have completed the initial testing phase of our technology (in the laboratory and in the ocean) and are now building the first ATLIS™ field units for use in shipwreck search and recovery operations. On April 20, 2004, we were granted United States Patent U.S. 6,724,191 B1 from the U.S. Patent Office entitled: SYSTEMS AND METHODS USEFUL FOR DETECTING PRESENCE AND/OR LOCATION OF VARIOUS MATERIALS. Additionally, we have two other patent applications pending under U.S. Patent Application Serial Numbers 10/899,391 and 60/490,315. Information Disclosure Statements and Forms PTO/SB/08 were filed on both of these patents with the U.S. Patent Office on February 25, 2005 by our intellectual property legal counsel, Kilpatrick Stockton LLP. One is entitled SYSTEMS AND METHODS FOR SYNCHRONOUS DETECTION OF SIGNALS and the other is entitled METHODS AND SYSTEMS FOR ENCHANCING

DETECTION IN DETECTION SYSTEMS. James Larsen, a former Vice President and director of the Company and currently a technology consultant to the Company, is the inventor, and Admiralty is the assignee of these patents. We expect the two additional U.S. patents to be issued to us in 2006. We intend to maintain an active research and development program for the design, development and evaluation of additional proprietary marine detection technologies and devices for use in historic shipwreck search and recovery operations.

We also believe we are enhancing the marine search capabilities associated with our ATLIS™ technology by positioning the Company to acquire an advanced “Remotely Operated Vehicle” (“ROV”) to be integrated with the ATLIS™ technology. This capability is being developed through a contractual association with Nova Marine Exploration, Inc. and its subsidiary Nova Ray®, Inc. (“NRI”), developers of the Nova Ray® ROV. The Nova Ray® ROV uses the hydrodynamic features of its proven “arcuate” wing to work with the current – not against it. The “arcuate’” wing (used to describe objects that are bent or curved in the form of a bow) provides stability in strong tidal and river currents and counters destabilizing effects of cable drag. It works effectively with an umbilical cable and the current, instead of working against each factor. This functionality feature works contrary to nearly all other portable ROVs on the market today. The Nova Ray® ROV operates in up to 9 knot currents under tow (the industry standard being just 2 knots), yet also has plenty of payload capabilities. The Nova Ray® ROV is depoyable deeper with less cable than other underwater towable vehicles. Having a highly efficient and maneuverable design, the portable, cost effective Nova Ray® ROV will greatly enhance our operations capabilities in our underwater inspection and detection projects. Numerous patents for the Nova Ray® subsea system have already been granted or are pending. The United States Navy has referenced aspects of the Nova Ray® system in certain of its own patent applications.

The use of ROV surveys can substantially reduce the time and effort required to locate metal-bearing anomalies in deep or flowing current search areas. NRI has already adopted a reticulated and pick-up arm for the Nova Ray® ROV to retrieve objects on deep-water wrecks, even in strong current environments. Additionally, we expect to be able to adapt the ATLIS™ technology to the Nova Ray® ROV and deploy the adapted ROV to study in detail those anomalies which correlate with our historic research in order to determine whether shipwreck recovery activities are warranted, thereby expanding our capabilities to deep water environments and areas of strong currents.

Shipwreck Search and Recovery Permits

We were granted an exclusive permit from the Government of Jamaica (the only such permit from Jamaica) to conduct search and recovery operations on the Pedro Bank, a 2000 square mile underwater “plateau” in the Caribbean Sea, southwest of Kingston, Jamaica. This area is believed to be one of the richest in the world for shipwrecks from the Spanish flotillas carrying gold and silver bars and coins, gemstones and artifacts from Latin America (then known as the “New World”) to the Spanish Empire. Two of Admiralty’s marine science consultants have estimated that there are 300 or more historic shipwrecks in the vicinity of the Pedro Bank. This permit expired on November 30, 2005. However, we are currently in negotiations with representatives of the Jamaican government to extend or renew this permit. We are unable, at this point in time, to predict, with any degree of certainty, whether these negotiations will be successful.

The ATLIS™ technology, by enabling us to pinpoint the location of valuable cargoes of historic shipwrecks, will allow us to restrict our recovery activities to a relatively confined area, thereby significantly mitigating the severe and often irreparable environmental damage resulting from the widespread excavation that is typically necessitated by conventional marine search and recovery operations. It was largely this threat of serious environmental damage that led many nations to cease issuing permits many years ago to commercial marine salvage operators and so-called “treasure hunters”. Mainly due to our ability to conduct our search and recovery operations without wreaking havoc on the marine environment, we were able to convince the Government of Jamaica to reconsider its longstanding moratorium on marine permits and grant to Admiralty a license to search for and recover valuable cargoes from historic shipwrecks situated on the Pedro Bank.

We expect and anticipate that other countries will be similarly receptive to the attributes of the ATLIS™ technology and therefore will favorably entertain applications by Admiralty for shipwreck search and recovery permits in their territorial waters. In this regard, we are now in negotiations for a marine exploration and excavation permit from another government within the Caribbean region that is expected to be granted by the end of 2006. We have also engaged in preliminary discussions regarding shipwreck search and recovery projects and joint ventures with several other permit holders and we plan to continue to aggressively pursue these discussions over the course of the next several years.

Shipwreck Research

In addition to our efforts directed to the acquisition of permits, We have identified and continue to identify potential search sites through our research into historical records which document the existence and often general location of wrecks in the target search areas. In some instances, the research materials describe the salvage efforts, if any, that may have been undertaken after the wreck occurred. Such research typically provides an indication of the potential value of the shipwreck since a detailed manifest (i.e., list and description of the items being transported) was prepared for each ship.

Strategic Alliances and Joint Ventures

In 2003, we entered into an agreement with Georgia Tech Research Corporation, which serves as the contracting arm for the Georgia Institute of Technology (collectively, “Georgia Tech”). This agreement grants to Georgia Tech a non-exclusive license of the Company’s ATLISI technology for conducting research and development activities towards the development of that technology for use in locating unexploded land-based ordnance. All other rights pertaining to the ATLIS™ technology, including, but not limited to, use in locating unexploded marine ordnance and in locating and recovering historic shipwrecks, are expressly reserved to the Company.

The agreement does not grant to Georgia Tech any rights to commercialize the subject matter of the license. Moreover, we will own all rights to any improvements to the ATLIS™ technology resulting from the license, including any and all patent rights from any such improvements, provided, however, a customary royalty will be paid to Georgia Tech in the event any such improvements become the subject of a U.S. patent application. This agreement continues in effect today.

In September 2004, we entered into an Enterprise Venture Agreement (“EVA”) between (a) John Doering, and his associates (“Doering”), and (b) Admiralty and NRI, to arrest and (b) recover four ships whose general description and location were supplied by “Doering”. The EVA allows for the assignment of the arrest and recovery rights, in whole or in part, to funding sources. The four sites are respectively referred to as “Project Green”, “Project Red”, “Project White”, and “Project Yellow.” The wrecks in question are believed to be situated in locations not subject to state, federal, or foreign jurisdiction. This agreement continues in effect today.

During the spring, summer and fall of 2004, we entered into several agreements to survey sites using the Company research vessel, the R/V New World Legacy. Using this vessel, we have completed survey work for GCS Technologies, LLC in its permit area off Key West, Florida and for Underwater Treasure Associates, L.L.P. in its permitted area southwest of Galveston, Texas. While the Company has not benefited by locating any significant treasure during these activities, the projects met a goal of providing additional work and opportunities for both the Company and its major capital asset, the R/V New World Legacy.

In the spring of 2005, we entered into a joint venture agreement with Corazon & Corazon, a company engaged in providing charitable services in Caribbean countries and elsewhere, to arrest and potentially recover valuable artifacts from a shipwreck believed to be either from the 16th or 17th century, the site for which wreck is situated in international waters in the Caribbean. In March 2005, the Company, pursuant to the joint venture, arrested, through an order from a federal district court, a 30 square mile area in international waters off the coast of Honduras which is believed to contain the shipwreck site. The joint venture agreement provides for a division of revenues, after reimbursement for all project expenses, of 60% to us and 40% to Corazon & Corazon. This agreement continues in effect today.

In the fall of 2005, we entered into an agreement with Captain Carl Fismer, a 30-year veteran of shipwreck treasure search and recovery operations, and Triton Quest, Inc.(“Triton”), an investment group affiliated with Captain Fismer, to conduct historic shipwreck exploration activities, principally in international waters. The agreement provides that up to 50% of any revenues generated will be applied to reimburse the Company and Triton for operating/project expenditures, with the remainder to be divided 50% to Captain Fismer, 25% to Triton and 25% to the Company. The first site to be explored pursuant to this agreement is situated in international waters off the coast of Florida. It is code named the “Dead Eye Site”. This agreement continues in effect today.

Shipwreck Search and Recovery Vessels

We completed our acquisition of the R/V New World Legacy, a 110-foot, 169-ton ship (the “Ship”) built specifically for historic shipwreck search and recovery operations in the Caribbean during 2004. The terms of the acquisition included the issuance of 1,000,000 shares of the Company’s common stock to the corporation that owned the Ship and the assumption of certain liens and obligations encumbering the Ship.

The Ship accommodates 21 persons, including a crew of 4. It has been outfitted with sophisticated dive-support equipment and special marine survey and recovery equipment, including a “fish tow” Geometrics 882 magnetometer, two hand-held cesium magnetometers, sub-bottom mapping electronic equipment and software, world wide nautical chart software, two 18-foot Boston Whalers, a heavy-duty crane, air compressors for diving tanks, and a full dive air Nitrox system.

The Company had utilized the Ship for its Pedro Bank operations and is using it now for certain other survey and recovery projects, including, in particular, Project Orange and the Dead Eye Site. The Ship is well suited for such operations because many of the historic shipwreck targets are believed to be in shallow waters and the Ship only drafts 8 feet (2.77 meters).

Potential Revenue Sources

We intend to generate future revenues from seven principal sources: (i) sale of cargo and trade items, (ii) sale of merchandise, (iii) income from exhibitions, (iv) corporate sponsorship fees, (v) sale and licensing of intellectual property rights, (vi) contractual arrangements with third parties for the use of our ship and equipment for marine survey services, and (vii) contracts with domestic governmental agencies to help locate and retrieve for disposal unexploded marine ordnance and weapons. Should the contract with Georgia Tech produce a technology useful in locating land mines and other terrestrial ordnance, there would be an eighth source of revenue for the Company.

Cargo and trade items or goods refer to those found on a shipwreck that do not have cultural significance. The primary example is gold and silver bullion, which Admiralty should be able to sell relatively quickly on the world market. Certain items, such as coins, may be sold at public auction or through private sale to collectors.

Merchandise sales may come from items such as artifact replicas (some of which may be items of jewelry), trademarked or logo items, videotapes, books and other products. Merchandise may be sold through retail outlets, over the Internet, in association with exhibits, and through direct marketing, including catalogues, home shopping and infomercials.

Income may also be generated from exhibiting artifacts and selling merchandise to those who attend the exhibitions. Exhibitions could range from exhibits located in major tourist centers to traveling exhibits, such as the touring exhibit of items recovered from the RMS Titanic.

Corporate or institutional sponsorships, some of which have already been discussed between the Company and interested parties, can generate fees and expense-sharing arrangements by allowing certain companies or products to participate in the media exposure and promotional opportunities resulting from our projects, from search and recovery through exhibit or sale of artifacts.

Revenues from intellectual property rights are anticipated to consist primarily of fees and payments to the Company from the sale and licensing of media rights (television, film, book, video, and photography) associated with our projects. There is a significant and growing demand for content (programming), a result due in part to the large number of digital television channels.

We believe there are opportunities for us to generate revenues by performing marine survey services for third parties. Fro example, we recently completed in early 2006 a contract with a large Dutch company to perform a bathymetric survey in the waters of Jamaica for which we received net revenues of just over $96,000.

There is an enormous amount of unexploded ordnance in the territorial waters of the United States and a number of lost weapons, including hydrogen bombs. This problem poses a major hazard to the safety and well-being of many thousands of our citizens. Current marine technology has proven incapable of determining the precise location of much of this dangerous material. Our government spends many millions of dollars each year in location and remediation activities for this material. We believe we can successfully negotiate search contracts with the United States Government which management believes could produce a significant source of future revenue.

Our Mission and Immediate Goal

Our mission is to use our proprietary detection technology, in partnership or strategic alliance with governments, nautical archaeologists, marine scientists, “New World” historians, maritime attorneys, and other shipwreck specialists, to become the world leader in the location and recovery of historic shipwrecks. Our immediate goal is to transform the pursuit of valuable cargoes lost at sea from today’s and yesterday’s generally unpredictable, frequently unprofitable and far too often environmentally destructive operation into a business that tomorrow will be consistently predictable, profitable and environmentally acceptable.

Competition

There are many companies that are engaged in the pursuit of historic shipwrecks and thus could be considered our competitors. Most, however, are single-project entities and many engage in the business only on a part-time basis or consider it more of a hobby or avocation than a profession. Furthermore, search and recovery licenses and permits like the one Admiralty received from the Government of Jamaica, typically grant exclusive rights to the permit-holder for operations in the permitted area. Such agreements should effectively preclude competitors from conducting competing activities in the licensed or permitted territory. Similarly, if a wreck site is “arrested” under admiralty law, competitors are precluded from attempting to operate on the site.

Governmental Regulation

We intend to engage in operations in some areas which require permits or licenses from domestic and foreign governments. Permits are necessary to fully implement the Company’s plan of operations. Additionally, marine exploration and recovery permits typically require the permit holder to follow certain specified procedures in connection with its search and recovery operations. In the event the Company receives a permit, but fails to follow such procedures and adhere to such restrictions, the permit can be terminated or revoked.

Furthermore, we may be subject to expropriation of valuable historic shipwreck sites located by us, although we intend to use our best efforts to protect the Company against potential losses which could result from expropriation activities, such efforts to include political risk and expropriation insurance (as conditions dictate).

A number of international organizations, such as the United Nations Educational, Scientific & Cultural Organization (“UNESCO”) and certain environmental and historic preservation groups, are opposed to fundamental aspects of the commercial recovery of historic shipwrecks (those 100 years old or older) and are encouraging the nations of the world to place severe restrictions on or prohibit outright the commercial exploitation of historic shipwreck sites. In particular, UNESCO has adopted a treaty known as the Convention on the Protection of Underwater Cultural Heritage. If adopted, it would restrict access to historical shipwrecks around the world to the extent it would require compliance with certain guidelines. These guidelines require adherence to strict archaeological practices, and we intend to follow these guidelines, for the most part, in projects to which they are applicable. Nevertheless, we believe that the convention, if widely ratified and adopted, could increase regulation of shipwreck recovery operations and could result in higher costs.

We do not believe that the Convention will be widely adopted as presented (and it has not been so far). The United States, Great Britain, and several other critical nations have voiced their opposition to any Convention which would prevent legitimate private sector access to shipwrecks. In addition, several organizations, including the Maritime Law Association, Historic Shipwreck Salvors Professional Association and the Professional Shipwreck Explorers Association are actively engaged in promoting the role of legitimate commercial access to shipwrecks.

Another development which may pose a risk to our planned business activities is the claim by certain maritime nations – most notably the Government of the Kingdom of Spain – that they have not abandoned and therefore still hold possessor rights to their sovereign shipwrecks, including warships and vessels carrying government cargoes. Certain other countries whose waters contain Spanish shipwrecks have indicated they do not and will not accept such a claim by the Spanish Government and will contest any such claim vigorously. Insofar as the Company negotiates permits and agreements with host coastal States for access to their underwater cultural heritage resources, the impact of this development will be lessened.

Our Employees

We have 3 full-time employees. In addition, we have engaged several consultants who perform scientific, legal, archaeological, shipwreck research, permitting and licensing, public and investor relations, financial and business, and other services.

RISK FACTORS

Special Note Regarding Forward-Looking Statements

     Some of the information in this report may contain forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. The risk factors noted in this section and other factors noted throughout this report, including certain risks and uncertainties, could cause our actual results to differ materially from those contained in any forward-looking statement.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

     Due to our significant accumulated losses and our inability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations, our auditors have expressed substantial doubt about our ability to continue as a going concern. Although we have had success in raising working capital from the sale of our common stock in the past, the going concern language in our auditors' report could negatively affect our ability to raise such funds in the future. Some investors are unwilling to invest with companies that have going concern language in the auditors' report and others demand substantial discounts from the market price. Unless we are able to raise additional working capital through the sale of our common stock, we will not be able to continue the recovery operations nor will we be able to pay our existing current liabilities, which could result in protection under bankruptcy laws. Under certain conditions, including but not limited to having judgments rendered against us in a court of law, a group of creditors could force us into bankruptcy due to our inability to pay the liabilities arising out of such judgments. At this time, we are unable to assess the likelihood that we would seek bankruptcy protection in the near future. There can be no assurance that we will be successful in raising working capital from the sale of our common stock.

We have limited working capital, have accumulated significant losses, and expect our losses to continue.

     As of December 31, 2005, we had a deficit working capital of $(8,717,127). Our accumulated deficit was $(17,806,556) as of December 31,2004, and $(21,058,498) as of December 31, 2005. We had a net loss of $2,960,451 for the fiscal year ended December 31, 2004 and a net loss of $3,251,943 for the fiscal year ended December 31, 2005. Our losses have resulted principally from a lack of revenue. We may never achieve profitability. Furthermore, we may continue to encounter substantial delays and unexpected expenses related to historical and scientific research, production of the ATLIS™ field units, search and recovery operations, regulatory matters or other unforeseen difficulties.

We have incurred substantial indebtedness which, if not repaid or refinanced upon maturity, could result in severe adverse consequences for the Company.

     We have outstanding Senior Nonconvertible and Junior Nonconvertible 6% Debentures (the “Debentures”) issued in 1996 and 1997 in the aggregate face amount of $5 million. $2.5 million of the Debentures, plus interest in the amount of $1,500,000, is due and payable on each of September 30, 2006 and August 22, 2007, representing a total repayment obligation (including

Interest) in the amount of $8,000,000. The Company is not currently in a position to make these payments. If we are unable to meet these obligations, we will be forced to restructure or refinance them or to sell additional equity financing to satisfy them, which we may be unable to do on satisfactory terms or at all. Such a default on these obligations would also trigger a default and require immediate repayment of the callable secured convertible notes, to the extent those notes were to be outstanding at such time and not previously converted into shares of our common stock. If we were then unable to repay those notes, the noteholders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations. Furthermore, if those notes were not outstanding and we were unable to repay or restructure the Debenture obligations, we would be forced to seek bankruptcy dissolution or reorganization.

There are a large number of shares underlying our callable secured convertible notes and outstanding warrants and options that may be available for future sale, and the sale of these shares may result in a complete change of control of the Company and significantly depress the market price of our common stock.

     As of March 1, 2006, we had 58,592,190 shares of our common stock issued and outstanding, $2,397,305 in principal amount of callable secured convertible notes outstanding that may be converted into an estimated 59,500,000 shares of common stock, at a price substantially less than the current market price, warrants issued to the holders of the callable secured convertible notes to purchase 9,615,385 shares of our common stock at an exercise price of $.25 per share, additional outstanding warrants to purchase 21,603,482 shares of our common stock at exercise prices ranging from $0.05 to $2.25 per share, and options to purchase 477,500 shares of our common stock at exercise prices ranging from $1.00 to $3.00. In addition, the number of shares of common stock issuable upon conversion of the notes may increase if the market price of our stock declines since the notes are convertible into shares of our common stock at a 50% discount to the trading price. The sale of these shares is likely to significantly depress the market price of our common stock. Moreover, the significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could in turn encourage short sales by other investors. This could place additional downward pressure on the price of our common stock. In addition, not only the actual sale of shares issued upon conversion of the notes or exercise of the warrants, but also the mere perception that these sales could occur, may significantly deflate the market price of our common stock.

     Furthermore, since there is no upper limit on the number of shares that we might have to issue over time to the selling stockholders, given that there is no floor or minimum conversion price, but rather a 50% discount to the trading price, we might have to issue a large enough number of shares to the selling stockholders over time that could lead to a complete change in the voting control of the Company.

In the event the Company defaulted in its obligations to the selling stockholders, the selling stockholders might take the position their ownership limitation of 4.99% of the Company’s common stock is not enforceable and seek to convert the notes and exercise the warrants to gain control of the Company.

     Although the terms of the callable secured convertible notes and the associated warrants prohibit the selling stockholders from converting their notes and/or exercising their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, if we defaulted in our obligations to the selling stockholders, they might take the position that those contractual prohibitions are unenforceable and seek to convert and/or exercise all of their holdings. Such action could result in the selling stockholders acquiring a sufficient number of shares of our common stock to gain voting control of the Company.

The issuance of shares upon conversion of the callable secured convertible notes and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

     The issuance of shares upon conversion of the callable secured convertible notes and exercise of the warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable upon conversion. Although the selling stockholders may not convert their callable secured convertible notes and/or exercise their warrants if such conversion or exercise price would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings over time. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued over time (assuming there is a market to sell the conversion shares and that we have a sufficient number of authorized but unissued shares of common stock to effectuate the conversion) which could have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

If we are required for any reason to repay the outstanding callable secured convertible notes, we would be required to use our current cash, if available, or raise additional funds. Our failure to repay the callable secured convertible notes, if required, could result in legal action against us, which could in turn require us to curtail or cease operations.

     The callable secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. As of March 1, 2006, we had $2,397,305 in principal amount of callable secured convertible notes outstanding. Any event of default, such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely have this registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company, and the delisting of our common stock, could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

     We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the noteholders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Because our securities trade on the Over-the-Counter Bulletin Board, investors’ ability to sell their shares in the secondary market may be limited.

     Since May 25, 2001, our shares have traded on the Over-the-Counter Bulletin Board. As a result, it may be more difficult for an investor to dispose of our securities, or to obtain accurate quotations on their market value. Furthermore, the prices for our securities may be lower than might otherwise be obtained. Moreover, because our securities currently trade on the Over-the-Counter Bulletin Board, they are subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, which impose additional sales practice requirements on broker-dealers that sell securities governed by these rules to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual individual income exceeding $200,000 or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons that are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person’s written consent to the transaction prior to sale. Consequently, these rules may adversely affect the ability of purchasers to sell our securities and otherwise affect the trading market in our securities.

Because our shares may be deemed “penny stocks,” investors may have difficulty selling them in the secondary trading market.

     The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any non-Nasdaq equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transactions by broker-dealers involving a penny stock (unless exempt), rules promulgated under the Securities Exchange Act of 1934 require delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the penny stock market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. Furthermore, monthly statements are required to be sent disclosing recent price information for the penny stocks.

There are special risk associated with the business of historic shipwreck search and recovery of which investors should take note.

     Historic shipwreck search and recovery, even with the ATLIS™ technology developed by Admiralty, is inherently speculative and involves a high degree of risk. Certain shipwrecks thought to contain valuable cargoes and artifacts already may have been partially or fully excavated or may not have had any items of value on board at the time of sinking. Furthermore, even if objects of believed value are located and recovered, there is the possibility that others, including both private parties and governmental entities, asserting conflicting claims, may challenge the Company’s rights to the recovered objects. Additionally, natural hazards may render historic shipwreck search and recovery difficult or impossible. Conditions such as bad weather, strong currents, deep water, dangerous reefs and other unanticipated conditions may severely hinder the Company’s operations. Moreover, recovery operations are typically very expensive. Finally, even if the Company is successful in locating and retrieving objects from a shipwreck and establishing good title thereto, there can be no assurance as to the value that such objects will bring at their sale, as the market for such objects is uncertain.

Our ATLIS ™ technology has not been completed and the development and testing have experienced substantial delays.

     Admiralty has conducted only one ocean test of its ATLIS™ technology, which, although successful, was quite rudimentary in nature. There is no assurance that we will successfully produce a detection device which will function satisfactorily in actual historic shipwreck exploration and excavation operations so as to permit the Company to become commercially viable in such operations. The Company has previously encountered difficulties, largely brought about by insufficient funding, in its ATLIS™ technology development and production programs and there is no assurance that we will not encounter similar or other difficulties in our future technology development and production programs that could delay or even preclude the successful deployment of its detection technology in historic shipwreck search and recovery operations.

It is possible that technological advances by competing parties could render our technology inferior or even obsolete before it is deployed.

     In the future, innovation and technological advances in the historic shipwreck search and recovery industry could result in technology with detection capabilities equal or superior to the detection technology developed by the Company. Such developments could make our technology less attractive and less competitive or even obsolete.

We face potentially strong competition which is likely to increase as the industry matures and expands.

     We operate in a competitive and rapidly changing environment and will compete against a variety of companies, some of which may have superior experience and financial resources. There can be no assurance that we will be able to compete successfully against our competitors for exclusive permits to engage in historic shipwreck search and recovery operations in every offshore area identified as prime historic shipwreck prospects.

We face a complex set of regulatory hurdles which could prove expensive and even prohibitive.

     Historic shipwreck sites and recoveries from such sites may be subject to the competing claims of other shipwreck recovery companies and state, federal and foreign governments. Lengthy and costly legal proceedings may be required to protect or establish any ownership or recovery rights. We intend to attempt to mitigate these risks by following established nautical archaeological protocols and strictly adhering to the requisite legal dictates in securing and operating under marine exploration and recovery permits and licenses. However, there can be no assurance that our efforts to reduce these risks will be successful.

We face risks associated with marine search and recovery contracts with governments, international opposition to commercial historic shipwreck recovery, and claims by sovereignties, and our permit from Jamaica may not be renewed.

     We intend to engage in operations in areas that require permits or licenses from domestic and foreign governments. Admiralty has applied for several marine search and recovery permits, but to date its only license has been issued by the Government of Jamaica to conduct exploration activities in the waters of the Pedro Bank. This license expired at the end of November 2005. Although we believe this license will be extended or renewed, there is no assurance that it will be extended or renewed or that any renewal will be on terms and conditions equally favorable to the Company as those contained in the current license. Permits are necessary to fully implement our plan of operations. Additionally, marine exploration and recovery permits typically require the permit holder to follow certain specified procedures in connection with its search and recovery operations. In the event the Company receives a permit, but fails to follow such procedures and adhere to such restrictions, the permit can be terminated or revoked.

     Furthermore, we may be subject to expropriation of valuable historic shipwreck sites located by us, although we intend to use our best efforts to protect the Company against potential losses which could result from expropriation activities, such efforts to include the acquisition of political risk and expropriation insurance (as conditions dictate).

     A number of international organizations, such as the United Nations Educational, Scientific & Cultural Organization (“UNESCO”) and certain environmental and historic preservation groups, are opposed to fundamental aspects of the commercial recovery of historic shipwrecks (those 100 years old or older) and are encouraging the nations of the world to place severe restrictions on or prohibit outright the commercial exploitation of historic shipwreck sites. In particular, UNESCO has adopted a treaty known as the Convention on the Protection of Underwater Cultural Heritage. If adopted, it would restrict access to historical shipwrecks around the world to the extent it would require compliance with certain guidelines. These guidelines require adherence to strict archaeological practices, and we intend to follow these guidelines, for the most part, in projects to which they are applicable. Nevertheless, we believe that the convention, if widely ratified and adopted, could increase regulation of shipwreck recovery operations and could result in higher costs.

     We do not believe that the Convention will be widely adopted as presented. The United States, Great Britain, and several other critical nations have voiced their opposition to any Convention that would prevent legitimate private sector access to shipwrecks. In addition, several organizations, including the Maritime Law Association, Historic Shipwreck Salvors Professional Association and the Professional Shipwreck Explorers Association are actively engaged in promoting the role of legitimate commercial access to shipwrecks.

     Another development which may pose a risk to our planned business activities is the claim by certain maritime nations that they have not abandoned and therefore still hold possessory rights to their sovereign shipwrecks, including warships and vessels carrying government cargoes.

We may suffer delays or losses from equipment failure.

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

We may encounter extreme uncertainty in connection with efforts to market recovered cargoes.

     We intend to locate and recover precious metals (gold and silver), coins and bars, gemstones and items of historical and archaeological value in a marine environment. The precious metals market is subject to significant fluctuations in value and, although the market price has been rapidly increasing, there is no assurance that recoveries of precious metals by the

Company, if any, will occur at a time when the market is favorable to sellers numismatic and investment values as well. Additionally, there is no assurance that numismatic or investment values can be obtained at significantly higher rates than bullion values for gold and silver, and the market for historical or numismatic objects may be adversely affected if an inordinately large supply of such items is offered for sale at or about the same time. There is no assurance that such a market will exist at the time the Company recovers such items, if ever, or that then existing prices will be sufficient for the Company to realize any significant profit from such objects. It may require an extended period of time before adequate profit, if any, is realized, on any artifacts we may recover in the future.

Our operations are subject to inherent environmental and archaeological risks.

     The effect of our underwater search and recovery operations on the surrounding environment cannot currently be fully assessed. Due to the recent increased opposition to commercial historic shipwreck salvage by certain environmental and historic preservation groups and international organizations, such as UNESCO, it is possible that such groups and organizations may, in certain areas, attempt to adversely influence a government with regard to the Company’s search and recovery operations on the grounds that they are harmful to the environment or historic preservation policies. In such event, our search and recovery operations could be delayed or even prohibited, and the Company could be required to expend funds to contest such claims, which funds would normally be applied to our operations.

     We do not believe the Company’s operations will be harmful to the environment or will compromise historic preservation values and will vigorously defend any such claims should an action be instituted. Moreover, we intend to conduct its recovery operations in accordance with the standards of established nautical archaeology. No assurance can be given, however, that operations of the Company will not, on occasion, be later found to violate applicable environmental regulations or elements of nautical archaeological protocols.

We may be subjected to unauthorized incursions into our salvage sites.

     Although we anticipate having exclusive contracts to search for and recover historic shipwreck shipwrecks in permitted or licensed territories, it is possible that unauthorized persons may attempt to search for artifacts in such areas or to take from us artifacts recovered by the Company. The Company will be partially dependent upon the appropriate government with jurisdiction to bar unauthorized divers from such areas and to protect us from pirating.

Additionally, we will utilize an expert security force on each recovery site to help us maintain the security of the sites and operations on such sites. However, no assurance can be given that such efforts will be successful and that unauthorized divers will engage in recovery activities in our licensed domain.

We could have insufficient insurance coverage for our operations.

     The Company has secured general insurance against liabilities that could occur. Such liabilities, common to the marine salvage industry, could include loss of life, accidents, loss of ships and equipment, and other similar dangers. We cannot guarantee that its insurance coverage is adequate. Accordingly, if one or more substantial claims in excess of insurance coverage against the Company were to be successfully sustained, our financial condition and future prospects could be materially adversely affected. Any historic ship wreck which the Company may recover will be insured when, in our judgment, it is necessary to do so. No assurance can be given that an affordable premium will be sufficient to obtain coverage for the full value of any historic shipwreck items.

Our operations are subject to extensive government regulation which are subject to change from time to time, and some of the changes could be adverse to us.

     We are subject to a wide range of governmental regulations promulgated by various local, state, federal and foreign government agencies with respect to our business, including regulations that govern the search for and ownership of abandoned shipwrecks, as well as environmental and ecological regulations. The regulations controlling our activities will depend upon the location of any particular search and recovery venture in which we may engage. Accordingly, we may be prevented from operating in a particular area in which we seek to conduct activities because of our inability to comply with the applicable regulations imposed by the governing body of such area. Additionally, domestic and international laws governing the recovery and disposition of historic shipwrecks (those more than 100 years old) are somewhat indefinite and are the subject of ongoing legal clarification.

There are substantial risks inherent in government contracts relating to searching for unexploded marine ordnance and weapons.

     There is no assurance that we will be granted any government contracts to assist in locating and retrieving unexploded marine ordnance and weapons, or that, if such contracts are granted, the Company will perform successfully. Fees and compensation arrangements under any such contracts are likely to be partially or wholly contingent upon our success in locating designated targets. Our ATLIS™ technology was not specifically designed for such activities and may not perform this function effectively or all. Additionally, the targets, by their very nature, will pose significant hazards and dangers to all search and retrieval personnel, some or all of which hazards and dangers may be uninsurable through private insurers.

There are risks associated with our efforts to protect and defend our intellectual property rights.

     We intend to continue to develop, protect and preserve our intellectual property. As for detection technology specifically, we received United States Patent No.: US 6,724,191 B1 from the U.S. Patent Office entitled: SYSTEMS AND METODS USEFUL FOR DETECTING PRESENCE AND/OR LOCATION OF VARIOUS MATERIALS on April 20, 2004. In addition, we have two other patent applications pending under U.S. Patent Application Serial Numbers 10/899,391 and 60/490,315. Information Disclosure Statements and Forms PTO/SB/08 were filed on both of these patents with the U.S. Patent Office on February 25, 2005 by our intellectual property law firm, Kilpatrick Stockton LLP. One is entitled SYSTEMS AND METHODS FOR SYNCHRONOUS DETECTION OF SIGNALS and the other is entitled METHODS AND SYSTEMS FOR ENCHANCING DETECTION IN DETECTION SYSTEMS. James Larsen is the inventor and Admiralty is the assignee of these patents. In addition, we intend to preserve and protect the secrecy of our technology by: (i) building into ATLISI equipment tamper-proof elements, (ii) permitting the actual operation of our equipment utilizing ATLIS™ technology only by certain trusted individuals, (iii) revealing the critical information necessary to construct and operate ATLIS™ equipment only to a few key employees of Admiralty, and (iv) engaging a seasoned security force to implement proven security measures. However, we can give no assurance that other companies will not be successful in developing technology-based processes similar to those developed by us.

We may issue preferred shares in the future with preferences over our common stock.

     We are authorized to issue up to 50,000,000 shares of “blank check” preferred stock, which will have such designations, rights and preferences as our Board of Directors may determine from time to time. Accordingly, our Board of Directors will be empowered, without stockholder approval (but subject to applicable government regulatory restrictions), to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Those shares may be issued on such terms and for such consideration as our Board then deems reasonable and such stock shall then rank equally in all aspects of the series and on the preferences and conditions so provided, regardless of when issued. In the event of such issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

Our Board of Directors will have the right to issue additional shares of common stock that could dilute holders of our common stock.

     Our Board of Directors has the inherent right under applicable Colorado law, for whatever value the Board deems adequate, to issue additional common shares up to the limit of shares authorized by the certificate of incorporation, and, upon such issuance, all holders of shares of common stock, regardless of when they are issued, thereafter generally rank equally in all aspects of that class of stock, regardless of when issued. Any such issuance would necessarily dilute the holders of common shares. Current stockholders have no rights to prohibit such issuances nor inherent “preemptive” rights to purchase any such stock when offered.

ITEM 2. DESCRIPTION OF PROPERTY

We are currently operating as a “virtual company” with no physical corporate offices as such. Since substantially all of our operations are currently conducted at locations outside the United States, we do not feel that the Company should be saddled with the cost and expense associated with traditional corporate offices.

ITEM 3. LEGAL PROCEEDINGS.

A Complaint for Turnover was filed in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, against Admiralty by Dale R. F. Goodman, Trustee for the Bankruptcy Estate of Ralph Franklin Ketchum, Jr. and Patsy Sue Ketchum on April 19, 2002. The Trustee obtained a judgment against Admiralty in the amount of $66,000 for back salary allegedly due to the Debtor Ralph Franklin Ketchum, Jr. for the years 1999 and 2000. Admiralty continues to seek to settle the judgment for a lesser amount.

The Company’s litigation involving its former CEO has been settled by way of a mutual release and dismissal of all claims and counterclaims. No monies were paid by the Company or received by the Company in connection with the settlement.

The Company may be engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend or prosecute its position, as the case may be, and believes the outcome of any litigation will not have a material effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its Annual Meeting of Stockholders during the fourth quarter of the year, on October 31, 2005. Proxies were solicited from the Company’s stockholders pursuant to Regulation 14A issued under the Securities Exchange Act of 1934, as amended. Of the 55,592,190 shares of common stock eligible to be voted at the Annual Meeting, 44,587,388 (or 80.2%) were voted either in person or by proxy.

(b) The following nominees were elected at the Annual Meeting to three-year terms as directors, with their respective vote tallies as follows:

G. Howard Collingwood, with 43,448,257 shares voted for election and 1,138,631 shares withheld.

Murray D. Bradley, Jr., with 43,448,757 shares voted for election and 1,138,631 shares withheld. Captain William Boone, with 43,819,834 shares voted for election and 767,454 shares withheld. Marc Wallace, with 43,819,789 shares voted for election and 767,599 shares withheld.

Marc Geriene, with 43,848,514 shares voted for election and 738,874 shares withheld.

(c) Other matters voted upon at the Annual Meeting and their respective vote tallies are as follows:

A proposed amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000 shares and to authorize 50,000,000 shares of “blank check” preferred stock was approved, with 43,427,980 shares voted for the proposal, 1,555,173 shares voted against the proposal, 301,030 shares abstaining, and 12,524,747 shares not voting.

A proposal to amend the Company’s 2002 Stock Option Plan to make available an additional 5,000,000 shares of common stock was approved, with 29,423,881 shares voted for the amendment, 2,117,928 shares voted against the amendment, 122,632 shares abstaining, and 12,524,747 shares not voting.

A proposed amendment to the Company’s Articles of Incorporation to change the Company’s name from Ruby Mining Company to Admiralty Holding Company was approved, with 43,427,980 shares voted for the proposal, 727,019 shares voted against the proposal, and 47,075 shares abstaining.

A proposal to appoint Cherry, Bekaert & Holland, L.L.P. as the Company’s independent registered public accounting firm for the fiscal year 2005 was approved, with 43,839,347 shares voted for the proposal, 700,966 shares voted against the proposal, and 47,075 shares abstaining.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

		FISCAL 2004		FISCAL 2005

	PERIOD	HIGH	LOW	HIGH	LOW

	1ST QUARTER	$0.98	$0.41	$0.55	$0.27
	2ND QUARTER	$0.86	$0.43	$0.38	$0.10
	3RD QUARTER	$0.60	$0.45	$0.29	$0.05
	4TH QUARTER	$0.56	$0.25	$0.22	$0.06

(b)	APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

The number of record holders of the Company's Common Stock at March 1, 2005 was approximately 2,604. This does not include shareholders who hold their stock in street name with broker-dealers.

(c) DIVIDENDS.

     Holders of the Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and none are anticipated in the foreseeable future.

(d) RECENT SALES OF UNREGISTERED SECURITIES.

Unregistered shares of our common stock issued during the fiscal year ending on December 31, 2005, were 51,300 shares of common stock. Additionally, 10,500 units, with shares of common stock at $0.70 per share, were issued to 2 individuals and entities in a private placement in exchange for fees valued at $7,350. These sales of securities consisted of units with 10,500 two-year warrants exercisable at $1.35 per share and 10,500 four-year warrants exercisable at $2.25 per share. Furthermore, 200,000 shares of our common stock, as a result of the exercise of warrants, were issued for a consideration of $25,100 to 2 individuals and entities at prices ranging between $0.001 and $0.25 per share. 40,800 shares of our common stock were also issued in exchange for services valued at $0.25 per share for a total consideration of $10,200.

A total of 6,520,526 three-year warrants, exercisable into unregistered shares of our common stock at an exercise price of $0.35 per share, were issued to 41 accredited individuals or entities for a consideration of $0.10 per warrant, through a private placement. Of these warants, 1,188,377 warrants were purchased through cancellation of existing debt and 620,000 warrants were issued in exchange for finder’s fees.

All of the aforementioned share and warrant issuances were private placements solely to accredited investors in reliance upon Regulation D promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended. The prices were at fair market values at the time of the transactions (ranging from $0.25 to $0.70 per share) and were recorded on the books of the Company on the date of issuance.

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

Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates would have a material effect on the presentation of the Company’s financial statements.

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

Management also currently views the determination of when the Company ceases to be a Development Stage Enterprise a critical accounting policy. A company is considered to be a Development Stage Enterprise if it is devoting substantially all of its efforts to establishing a new business and either (1) planned principal operations have not commenced or (2) planned principal operations have commenced, but there has been no significant revenues there from. Currently, the Company has determined that it remains a Development Stage Enterprise

(b). DISCUSSION

Ruby Mining Company (the "Company"), together with its wholly owned subsidiaries, Admiralty Corporation ("Admiralty") and Admiralty Marine Operations, Ltd. ("AMO"), is a development stage company and has had only minimal revenues from operations. The consolidated Company satisfied over $3,000,000 of liquidity and capital requirements during the year ended December 31, 2005 through the issuance of common stock, warrants, loans, and short-term interest bearing advances.

Additionally, with a loan from the NIR Group of $2,500,000 in the second half of 2005, management believes that the Company has developed enhanced access to investments of capital in the capital markets. Management is utilizing existing relationships and business advisors to seek future and further opportunities for capital investments. With the Company's current cash level, operations of the Company will be limited over the next twelve months without an additional capital investment or sufficient revenue generating opportunities to satisfy existing and future operations.

Continuing from 2004, the Company sold the remainder of the $1,200,000 private placement offering to 2 accredited investors at $0.70 a share unit offering containing one share of restricted, common stock, one two year stock purchase warrant exercisable at $1.35 per share and one four year stock purchase warrant exercisable at $2.25 per share. A total of $7,350 was sold during 2005. In January 2005, the Company commenced a second private placement of a $0.35 unit, three year warrant offering to accredited investors for $0.10 per warrant. Each unit consisted of three, three year warrants, exercisable for $0.35 a share, $652,053 of this offering was purchased by 41 accredited individuals and entities. In addition, beginning at the end of June 2005, $2,500,000 convertible, callable three year 8% notes were issued to the NIR Group of Roslyn, NY with the assistance of Laidlaw & Co., Ltd (UK). This private placement was purchased by four (4) accredited fund entities acting in concert. The Company also issued 9,615,385 five year warrants exercisable at $0.25 a share to the note holders and 961,539 of the same warrants to the designees of the underwriters as part of the agreements associated with this financing.

On December 21, 2005, Admiralty Holding Company (the "Company") closed the third tranche of its $2,500,000 financing (the "Financing") with The NIR Group of Roslyn, New York, first announced by the Company in June of this year. Pursuant to this third tranche, the Company issued $850,000 of callable secured convertible notes and five-year warrants to purchase 3,269,228 shares of the Company's common stock at an exercise price of $.25 per share, the terms ofwhich notes and warrants are fully described in the Company's 8-K filing on June 30, 2005.

The third tranche was predicated upon the Company's SB-2 Registration Statement covering the shares underlying the callable secured convertible notes and the warrants issued pursuant to the terms of the Financing becoming effective. The Registration Statement was declared effective by the United States Securities and Exchange Commission on December 20, 2005. The registration covers 62,500,000 shares of our common stock which may be issued upon conversion of the notes and 9,615,385 shares of our common stock which may be issued upon the exercise of the warrants issued to The NIR Group of Roslyn, NY pursuant to the Financing.

(c). ANALYSIS

The Company had $1,000 of revenue from operations during the year ended December 31, 2005 as compared to $0 for the year ended December 31, 2004. During the quarter ended June 30, 2001, the Company completed a reorganization in which the Company acquired all the outstanding shares of stock of Admiralty Corporation in exchange for common stock of the Company. The transaction is more fully explained in a Form 8-K filed by the Company on June 11, 2001. The reorganization was accounted for as a reverse-merger with Admiralty being the accounting acquirer. Admiralty is now a wholly-owned subsidiary of the Company. The primary business of Admiralty and the Company is the business of finding and recovering historic shipwrecks, primarily those from the 1500s, 1600s, and 1700s.

For the year ended December 31, 2005, the Company incurred a net loss of $3,251,943, compared to a net loss of $2,960,451 for the year ended December 31, 2004. The Company's present activities consist of deployment of marine assets in marine surveying, archeological and logistical site sampling, joint venture research, permitting and surveying work will enhance the Company's ability to pursue the cargoes of historic shipwrecks.

For the year ended December 31, 2005, compensation costs were $362,690, a decrease of $16,985, from $379,675 for the year ended December 31, 2004. This decrease is primarily attributable to the legal settlement of accrued salary due to a former executive officer who is no longer employed by the Company. Depreciation and amortization increased $15,557 from $38,138 in 2004, which was the result of the addition of the Company's Ship, New World Legacy and the amortization of certain deferred debt placement costs incurred in 2005. Professional fees were $338,578 compared to $754,713 for the year ended December 31, 2004, an decrease of $416,135 from the year ended December 31, 2004. This decrease is the result of the Company's decrease in the number of consultants utilized necessitated by project operation being shifted from Jamaica to other waters both in the Caribbean and off the United States coast. General and administrative costs for the year ended December 31, 2005 were $507,735, an increase of $175,212 from the year ended December 31, 2004. This increase was primarily the result of increased costs related to obtaining financing, regulatory and shareholder accounting costs, and, logistical and project operations support costs.

The Company had $132,964 of research and development expenses in 2005, resulting from payments primarily for the construction of the ATLISÔ field unit, the Company’s proprietary non-ferrous metal detection device and to Larsen Laboratories for the production of the this ATLISÔ field unit to be used in the Company exploration and recovery projects. Exploration costs were $624,260 during the year ended December 31, 2005 and $434,674 during the year ended December 31, 2004. This $199,586 in cost increases was the direct result of the addition of the Company's Ship, the R/V New World Legacy, and the operations and activities of the Ship during 2005.

Interest expense increased by $337,242 from $898,410 for the period ended December 31, 2004 to $1,245,652 for the period ended December 31, 2005. This increase is primarily attributable to the recording of a non-cash amount of $202,417 as a “beneficial conversion” interest entry at June 30, 2005 associated with the debt financing provided by the NIR Group of Roslyn, NY and the increase interest expense associated with this borrowing. Additionally, the NIR Group converted 500,000 shares during 2005 for a total loan principal reduction of $22,500 for the callable secured convertible three year 8% notes held by all four funds in the group.

(d). SIGNIFICANT AND SUBSEQUENT EVENTS

In the first quarter of 2005, the Company received approximately $96,000 of revenue as a consequence of having completed survey operations with a subsidiary of Fugro Survey, Inc., a Dutch company with worldwide operations. On March 15, 2005 the Company’s ship, the R/V New World Legacy had begun to survey several different sites off Florida. Additionally, as mentioned in Note 8 to Financial Statement Exhibits, the lawsuit against a former executive officer and director was settled.

As noted hereinabove, in 2005, the Company issued a total of $2,500,000 callable secured convertible three year notes, bearing interest at 8% per annum, to four investment funds collectively known as The NIR Group of Roslyn, NY. Eight months of interest was prepaid at the time of the issuance of each note in three different tranches each during the last three quarters of 2005. The notes are convertible into common stock of the Company which have been registered under an SB-2 registration statement declared effective on December 23, 2005. The Company also issued 9,615,385 five-year warrants exercisable at $0.25 a share to the note holders and 961,539 of the same type warrants to designees of the securities placement agent as part of the agreements associated with the Financing. The agreements also pledge the assets of the Company to the note holders. The notes may be prepaid at any time for a premium of 150% of the outstanding principal at the time of prepayment. During the period January 1 through March 1, 2006, a total of 2,500,00 shares were converted by The NIR Group representing an additional loan principal reduction of $80,195.

The Company may face serious liquidity issues later this year and, if those issues are successfully resolved, again in 2007 as a result of the maturity of certain debentures issued by the Company in 1996 and 1997. One of two senior and junior debentures issued by the Company will be due and payable on September 30, 2006 (with the remaining senior and junior debentures to be due and payable on August 22, 2007). The total amount of principal and interest which will be due and payable under the debentures maturing on September 30 of 2006 is $3,978,630 and the total amount of principal and interest which will be due and payable under the debentures maturing on August 22 of 2007 is $4,000,000. These debentures were issued as senior nonconvertible 6% debentures to an Austrian investment bank in the aggregate principal amount of $4,000,000 and as substantially identical junior 6% nonconvertible debentures to the financial organization responsible for introducing the bank to the Company in the aggregate principal amount of $1,000,000. Management is currently considering several alternative contingency plans in order to avoid defaulting in the repayment of these debentures and it is confident that an arrangement can be made which will prevent an incident of default, although no such arrangement has yet been finalized. Management has been in discussions with the holders of the senior debentures in an effort to negotiate an accommodation by such holders regarding the maturity date and a restructuring of the terms of the indebtedness by the parties. Accommodation and restructuring plans being considered involve several possibilities, including, but not limited to, a cash payment or the addition of specific collateral to secure repayment in return for an extension of the maturity dates, conversion of some or all of the indebtedness into common and/or preferred stock or some other equity security or debt instrument, or acceptance by the holders of a lesser amount of cash than the total due as payment in full. No assurance is or can be given that the debentures will not go into default, which in turn would have an extremely adverse effect on the Company, particularly so because such a default would also trigger a default in the callable secured convertible notes held by The NIR Group, which in turn could result in the holders of those notes exercising their rights under their blanket security and pledge agreements entered into with the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as Exhibit 99.16 to this Report and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations Since Inception and for the Years Ended December 31, 2005 and 2004

Consolidated Statements of Cash flows Since Inception and for the Years Ended December 31, 2005 and 2004

Consolidated Statement of Changes in Stockholders' Deficit Since Inception and for the Years Ended December 31, 2005 and 2004

Notes to the Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no occurrence requiring response to this item.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of the of the fiscal year covered by this Report on Form 10-KSB/A and have concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not Applicable

PART III

ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The following table sets for the names and positions of the executive officers and directors:

Name	Age	Position

G. Howard Collingwood	63	Chief Executive Officer and Chairman
		of the Board of Directors, President
Murray D. Bradley, Jr.	59	Chief Financial Officer, Vice President of
		Administration, Treasurer, Secretary and
		Director
Bill Boone	54	Director
Marc Wallace	59	Director
Marc Geriene	52	Director

All directors will hold office until the next annual meeting of the shareholders and until their successors are elected an qualified.

The following sets forth summary biographical information as to the business experience of each officer and director of the company for at least the last five years:

G. Howard Collingwood has been a director of the Company since may 2001. He has been the Chairman, Chief Executive Officer and President since April 2004. From November 2003 until April 2004, he served as the President and Chief Operating Officer of the Company. Howard has been a director of our wholly-owned subsidiary, Admiralty Corporation, since 1997. He is the sole owner of Collingwood Associates and has over 30 years of management experience, including extensive successful business management. Prior to joining Admiralty, he was Vice President of International Operations for CTB, Inc., a Berkshire-Hathaway company, from October 1997 until November 2003. For the 23 prior years, Howard was an employee of Honeywell (formerly Allied Signal) for and was Vice President and General Manager of a business unit (SBU) at the time of his retirement from Allied Signal, then a multi-billion dollar public company. Additionally, Howard is sole owner of Virtual Intelligence Applications, Inc. (VIA) a personnel and research contractor to certain U.S. Government projects.

Murray D. Bradley, Jr., a co-founder of Admiralty, has served as an executive officer and director of Admiralty since its inception in April 1988 and was an employee of Admiralty from 1997 until present. Since May 2001, he has been an executive officer, employee and director of the Company. Murray is also an investment professional with a regional independent brokerage firm and executive and administrative partner of the Bradley-Johnson Family Fund, a private investment company. Murray is a graduate of Oxford College of Emory University and of Georgia State University where he completed graduate courses in Accounting and Business Administration. For the past 25 years Murray has worked in the retail securities business as a retail broker and in various management positions, prior to which he was the chief financial officer for a large health care organization. In addition to being a registered representative with the National Association of Securities Dealers, Inc. (“NASD”), he is a registered principal with the NASD and has served and continues to serve on various corporate and civic boards.

Captain Bill Boone became a director of the Company in March 2004. He is currently a nautical consultant to the Company who advises and works with the Company in operations on the Pedro Bank, Jamaica and elsewhere, principally on matters of marine vessel deployment. For the past 12 years, he has served as the Captain of the Highlander, the famed 151-foot motor yacht owned by Forbes Magazine. Bill has captained the Highlander in the waters off the East and West coasts of the United States and the Great Lakes, and has taken her on voyages as far away as Russia. He is a North Carolina native and attended college at Elon College in Burlington, N.C. and at North Carolina State University in Raleigh, N.C.

Marc Wallace, a director of the Company since March 2004, was President of Novations Strategic Alliances, which helps clients reduce enterprise-wide system costs and increase organizational training effectiveness through a single project approach or more complex company-wide strategic initiatives, a position he had held since May, 1998 until his retirement in October, 2004. Prior to January 2003, the company’s names was Provant, Inc and previously it was known as J. Howard & Associates. Marc served as Group President of the Performance Solutions Group. Marc consults with corporate executives throughout the United States and Great Britain, making frequent presentations to Fortune 500 companies covering a range of industries, including retail, health care, banking and finance, and telecommunications. He is also a certified motivation and performance trainer, and currently serves on several corporate and academic boards, including Belmont Hill School, Northeastern University and the Berkley School of Music. Marc also sits on the Board of Advisors for the National Black MBA Association and the Board of Advisors for First Community Bank in Boston. He earned his M.B.A. with a concentration in Finance at Central Michigan University, and his B.A. in Mathematics at Adams State College.

Marc Geriene became a director of the Company in March 2004. He is co-inventor of the Nova Ray® remotely operated vehicle (ROV), and President of Nova Ray®, Inc. Since the founding of Nova Marine Exploration, Inc. (“Nova Marine”) in January of 1992, Marc has served as Chairman and Director of Nova Marine, and as a Director and President of Nova Ray, Inc., which was founded in January 2003. Marc attended Morris County College in Morris County, New Jersey, graduating with an AA degree in Social Studies. He next attended Seton Hall University in South Orange, New Jersey with a study concentration in Chinese Culture and Language. He continued his studies of Chinese Culture and Language at the University of Washington. In 1978, Marc became a commercial diver with a company under the direction of John Doering, one of the original partners of the USS Central America group that eventually recovered the gold on the USS Central America. As President of Nova Ray, Inc., his duties have included pursuing acquisition of a significant portion of the existing ROV market while working to make the Nova Ray® the ROV of choice in the lucrative emerging markets. Through Marc’s guidance Nova Ray® has been granted 7 patents and 1 trademark registration, and 4 additional patent applications are pending.

COMMITTEES OF THE BOARD OF DIRECTORS

There are three committees of the Board of Directors, which meet periodically during the year: the Compensation Committee, the Audit Committee, and the Corporate Governance Committee.

The Compensation Committee is responsible for recommending to the Board of Directors for approval the annual compensation of each executive officer of the Company, developing policy in the areas of compensation and fringe benefits, granting of options under the stock option plans, and creating other employee compensation plans. The Compensation Committee consists of Messrs. Boone, Geriene and Wallace, with Mr. Wallace being the Chairman of the Committee.

The Audit Committee directs the auditing activities of the Company’s internal auditors and registered public independent accounting firm and reviews the services performed by the registered public independent accounting firm and evaluates the Company’s accounting practices and procedures and its system of internal accounting controls. The Audit Committee consists of Messrs. Boone, Geriene and Wallace, with Mr. Wallace serving as Chairman of the Committee. The Company’s Board of Directors has determined that Marc Wallace, who currently serves as director of the Company as well as a member of the Company’s audit committee, is an independent audit committee financial expert.

The Corporate Governance Committee was formed last year. It has developed and recommended to the Board of Directors a set of corporate governance principles. The Corporate Governance Committee consists of Messrs. Boone, Geriene, and Wallace, with Bill Boone serving as Chairman of the Committee.

CODE OF BUSINESS CONDUCT

All of the Company’s officers, employees and directors are required to comply with the Company’s Code of Business Conduct and Ethics to help insure that the Company’s business is conducted in accordance with appropriate standards of ethical behavior. The Company’s Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, financial disclosures, intellectual property and confidential information, as well as requiring adherence to all laws and regulations applicable to the Company’s business.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments there to furnished to the Company with respect to its most recent fiscal year and certain representations, no persons who were either a director, officer, or beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year except the following. Mr. Marc Geriene, who became a director in November, 2004, filed a late report on Form 3. Mr. Geriene does not own any shares of Ruby Mining Company directly but sits on the board and is an officer of Nova Marine Explorations, Inc. which owns shares in Ruby Mining Company.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets for information regarding the executive compensation for the Company's CEO & President for the years ended December 31, 2005 and 2005, and for each other executive officer who had total annual salary and bonus in excess of $100,000 during such years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Annual Compensation

	Year	Salary	Bonus
G. Howard Collingwood, Chairman and CEO*	2005	$150,000	-0-
	2004	$150,000	-0-
Murray D. Bradley, JR., Dir., Sec./Treasurer and CFO**	2005	$138,000	-0-
	2004	$138,000	-0-

     *The CEO's entire compensation for 2004 was deferred. Mr. Collingwood was President & COO and began his employment with the company on November 1, 2003 for an annual salary of $150,000. On April 21, 2004 Mr. Collingwood became Chairman and CEO for an annual salary of $150,000.

     **The CFO was due a total salary of in 2004 of $138,000 of which $29,800 of was deferred. In 2004, the Board also granted Mr. Bradley 1,050,000 restricted five year warrants, exercisable after six months, for retention of his services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 1, 2006, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually and all officers and directors as a group.

	Ownership and Percent Ownership

Name of Beneficial
Owner and Title	Shares	Percent	Class

*G. Howard Collingwood , CEO (1)	5,431,916	9.27%	Common
104 Rideoutte Pointe Road
Irmo, SC 29063	6,123,983	6.70%	Fully Diluted

*Murray D. Bradley, Jr., CFO (2)	814,000	1.39%	Common
4893 Falling Leaf Court
Douglasville, GA 30135	2,078,074	2.28%	Fully Diluted

*Bill Boone	530,000	0.90%	Common
60 Fifth Avenue
New York, NY 10011

Walter Cytaki (3)	7,867,043	14.42%	Common
PO Box 18247
River Rouge, MI 48218

*Marc Geriene(4)	1,050,000	1.79%	Common
13600 NE 126th Place, Suite B
Kirkland, WA 98034-8720

James W. Larsen, Former CTO (5)	2,915,520	4.98%	Common
475 Oakleaf Trail
Suwanee, GA 30174	5,315,520	5.82%	Fully Diluted

*Marc Wallace (6)	215,000	0.37%	Common
2135 18th Street
Denver, CO 80202	365,000	0.40%	Fully Diluted

All directors and officers as a group	18,823,479	32.13%	Common
(6 persons)
	13,517,577	14.80%	Fully Diluted

*Directors

(1)	Includes 1,444,100 shares in his IRA account, and 692,500 owned beneficially in HGC Global and 40,000 shares held by Collingwood Assets Management Trust for which Mr.

Collingwood is beneficial owner. Does not include 100,000 options exercisable at $1.00, and, 100,000and 80,000 options exercisable at $1.00 beneficially owned by HGC Global and Collingwood Asset Management Trust, respectively.

(2)	208,000 are owned directly by Mr. Bradley and 606,000 are held by the Bradley-Johnson Family Fund, a partnership for which Mr. Bradley is Administrative Partner. Does not include 1,050,000 options exercisable into restricted shares at $0.25 each and 200,000 options exercisable into restricted shares at $1.00.

(3)	Includes 7,488,043 shares in Walterwood, a partnership of which Mr. Cytaki is the owner, and 379,000 shares in a brokerage account.

(4)	Includes 1,050,000 shares owned by Nova Marine Exploration, Inc. of which Marc Geriene is an officer and director.

(5)	James W. Larsen was granted 2,400,000 options exercisable after six months into restricted shares at $0.25. Mr. Larsen is formerly a Chief Technology Officer and Director.

(6)	Does not includes 150,000 warrants exercisable into restricted shares at $0.35 each, purchased by Marc Wallace for $15,000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2005 and 2004 amounts payable by the Company to Larsen

Laboratories, a company owned entirely by James Larsen, a former executive officer (CTO) and director of the Company (and now a technology consultant to the Company), were $85,000 and $185,000, respectively. Payment was begun in 2003 and continued in 2004 and 2005 were $42,188 representing a total to Larsen Laboratories of $442,188 for production of the ATLIS(TM) non-ferrous metal detection device to be used in the field. Additionally, a significant increased cost for the production of the ATLIS(TM) field units was encountered beginning in 2004 and the company is attempting to complete the construction of the ATLIS(TM) field units during the second quarters of 2006 as funds are available.

     At times the Company may enter into transactions with related parties. During 2005, these transactions included the issuance of 1,052,451 three year warrants to employees and consultants, in exchange for $102,745 in expenses and consulting fees payable, and are exercisable at prices between $035 to $0.36 a share. This includes the issuance of 226,310 three year warrants exercisable at $0.35 per share issued to Paul Collingwood, our web site and iNformation technology consultant, who is the son G. Howard Colligwood, our CEO.

     Subsequent to the end of 2005, the company settled a lawsuit against Herbert C. Leeming, former CEO and director of the Company. As a consequence, at December 31, 2005, the Company wrote off a note receivable of approximately $73,000 from this executive officer of the Company. Also, the Company had an expense advance receivable of approximately $155,000 from the same former executive officer of the Company as well as salary payable to him of $50,000 and miscellaneouscash advance amounts due the Company, all of which were written off in respect to the settlement of the lawsuit.

     At December 31, 2005, the Company expensed legal fees of $41,750 against a retainer recorded the previous year. For the year ended December 31, 2004 the Company issued 157,857 shares of restricted unregistered common stock of the Company as retainer payment for future services to be provided for the Company, valued at approximately $110,500. Of these shares, 142,857 shares were issued to a related party for legal work, and issuances were at $0.70 per share.

     Additionally, our CEO, Howard Collingwood, and Walter Cytacki, a 5% or greater shareholder, advanced funds on behalf of the company for the acquisition of the company's 100 foot research vessel, the R/V New World Legacy. As of December 31, 2005, two advances totaling $50,000 were outstanding to Mr. Cytacki; they bear interest at 6.75% and mature in 2005. These amounts, along with the remaining advances were converted into loans, which were negotiated independently of any request by Messrs. Collingwood and Cytacki, which carry an interest rate of 6.75% and are amortized over a period of 7 (seven) years. These two individuals have also agreed by letter to an indefinite suspension of the monthly repayments until the Company is in financial position to resume payments. These loans are more fully described in the footnote to the financial statements contained herein.

     Paul Collingwood, the son of Howard Collingwood, the Company's CEO and Chairman, provides consulting services to the Company as the Company's internet web master and IT specialist. These services are provided at a rate of $75.00 per hour worked, and he is directed by the Company's CEO on an as needed basis. In 2005 the Company paid $7,032 to Paul Collingwood for his web master and IT services.

     Marc Geriene, who became a Director of the Company in November 2004, is also a Director of Nova Marine Exploration, Inc. ("Nova Marine"). Nova Marine owns 100% of Nova Ray, Inc., of which Marc Geriene is President and his brother Krist Geriene is Vice President Technical Product and a co-founder. Both Messrs Marc and Krist Geriene are assisting the Company and Larsen Laboratories on various aspects of the ATLIS ™ field unit construction. Howard Collingwood, CEO and Chairman of the Company, is also a director of Nova Marine, of which the Company owns a minority equity interest. Nova Marine provides services to the Company for which the Company is billed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
Exhibit No.	Title of Exhibit	Sequential Page No.
2.1	Plan and Agreement of Share Exchange dated
	as of March 2, 2001, by and among Admiralty
	Corporation, Ruby Mining Company, and
	U.S. Energy Corp.	(1)
2.2	First Amendment to Plan and Agreement of Share Exchange	(1)
2.3	Second Amendment to Plan and Agreement of Share Exchange	(1)
2.4	Third Amendment to Plan and Agreement of Share Exchange	(1)
2.5	Stock Purchase Agreement between Ruby Mining Company
	and Nova Marine Exploration, Inc.	(2)
3.1	Articles of Incorporation	(3)
3.2	Amendment to Articles of Incorporation	(3)
3.2(2)	Amended Articles of Incorporation relating to corporate name change
	and increased capitalization	(4)
3.3	Bylaws	(3)
4.1	Specimen Common Stock Certificate	(5)
10.1	Securities Purchase Agreement between
	Ruby Mining Company and AJW Partners, LLC,
	AJW Offshore, Ltd., AJW Qualified Partners, LLC, and
	New Millennium Capital Partners, LLP (the “Purchasers”)	(5)
10.2	Secured Convertible Note with each of the Purchasers	(5)
10.3	Callable Stock Purchase Warrant with each of the Purchasers	(5)
10.4	Security Agreement with the Purchasers	(5)
10.5	Intellectual Property Security Agreement with the Purchasers	(5)
10.6	Guaranty and Pledge Agreement with the Purchasers	(5)
10.7	Registration Rights Agreement with the Purchasers	(5)
10.8	2002 Stock Option Plan	(6)
10.9	Financial Advisory Agreement between
	Ruby Mining Company and Laidlaw & Company (UK) Ltd.	(7)

10.10	Joint Venture Agreement between Ruby Mining Company
	and Corazon & Corazon	(8)
10.11	Enterprise Venture Agreement among
Ruby Mining Company, Nova Marine
	Explorations, Inc. and John Doering	(9)
10.12	Consulting Agreement between Ruby Mining Company
	and Diversified Financial Relations Consultants, LLC	(10)
14.1	Code of Ethics	*
21.1	Subsidiaries of Registrant	(2)
23.1	Consent of Cherry, Bekaert & Holland, L.L.P.	*
31.1	Certification of Chief Executive Officer Pursuant to
	Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer Pursuant to
	Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications Pursuant to Section 906
	of the Sarbanes-Oxley act of 2002	*
99.16	Report of Independent Registered Public Accounting Firm
	and Consolidated Financial Statements	*

*	Filed herewith.

	(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 11, 2001.

	(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

	(3)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended May 31, 1991.

	(4)	Incorporated by reference from the Company’s Amendment to the SB-2 Registration Statement filed on December 15, 2005.

	(5)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on September 26, 2005.

	(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed on January 30, 2002.

(7)	Incorporated by reference from the Company’s Current Report on From 8-K filed on June 30, 2005

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 28, 2005

(9)	Incorporated by reference fro the Company’s Current Report on Form 8-K filed on September 21, 2004

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 7, 2004

(b) Reports on Form 8-K.

     The Company filed 4 reports on Form 8-K during the quarter ended December 31, 2005. An 8-K filed on November 7. 2005 reported on the results of the Company’s Annual Stockholders’ Meeting held on October 31, 2005. An 8-K filed on November 18, 2005 reported a change of address of the Company and its operating subsidiary. An 8-K filed on December 12, 2005 reported on the Company’s request for an extension of the license from Jamaica to conduct shipwreck exploration activities on the Pedro Bank and the cessation of the Company’s marine surveying and related work pending a decision on the request for license renewal. An 8-K filed on December 27, 2005 reported closing the third and final tranche of the Company’s $2.5 million callable secured convertible notes and warrants financing with the NIR Group.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2005, the Company was billed the following fees by Cherry, Bekaert & Holland, L.L.P.:

	2005	2004
Audit fees (1)	$36,918	$29,598
Tax fees (2)	$2,800	$2,956
Other (3)	$5,591	$6,091

(1)	Includes amounts invoiced and expected to be invoiced for the audit of the 2005 and 2004 consolidated financial statements, reviews of the 2005 and 2004 quarterly SEC filings on Form 10QSB, and review of the 2005 and 2004 annual Form 10-KSB plus amended Forms 10KSB in 2005.

(2)	Amount invoiced for the preparation of the Company's 2005 and 2004 consolidated federal and state income tax returns.

(3)	Review of SB2 filed in 2005. Assistance with research on accounting matters, and review of evaluation done in 2004.

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

RUBY MINING COMPANY

April 11, 2006	/s/ G. Howard Collingwood

G. Howard Collingwood,
Chairman and CEO

Pursuant to the requirements of the Securities Act of 1934, this Registration
Statement has been signed by the following persons in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ G. Howard Collingwood

G. Howard Collingwood	Chairman, CEO and Director	April 11, 2006

/s/ Murray D. Bradley, Jr.

Murray D. Bradley, Jr.	Senior Vice President,	April 11, 2006
Secretary and Treasurer

/s/ William Boone

William Boone	Director	April 11, 2006

/s/ Marc Geriene

Marc Geriene	Director	April 11, 2006

/s/ Marc Wallace

Marc Wallace	Director	April 11, 2006