Form 10QSB
period 2006-03-31
ADMIRALTY HOLDING CO
filed 2006-05-18
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-QSB

x Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

Commission File Number 0-7501.

ADMIRALTY HOLDING COMPANY

(Exact name of small business issuer as specified in its charter)

Colorado	83-0214117
-------------	-----------------
(State or other Jurisdiction of	(I.R.S. Employer Identification
Incorporation or Organization)	Number)

     3318 Hwy 5, No. 504; Douglasville, Georgia 30135-2308
------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)

Issuers Telephone Number (404) 348-4728

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO
	-----		-----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class		Outstanding at March 31, 2006
--------		----------------------------------------
Common Stock, $.001 Par Value		59,592,190 shares

Transitional Small Business Disclosure Format:	YES	NO	X
		-------	-------

1

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES Form 10-QSB Index

Item 1.     Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets                                              3

               Condensed Consolidated Statements of Operations                                4

               Condensed Consolidated Statements of Cash Flows                               5

               Notes to Condensed Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of                                            10
              Financial Condition and Results of Operations

Item 3.    Controls and Procedures                                                                      13

PART II OTHER INFORMATION

Item 1.    Legal Proceedings                                                                               13

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                  13

Item 3.   Defaults Upon Senior Securities                                                             13

Item 4.    Submission of Matter to a Vote of Security Holders                                 13

Item 5.    Other Information                                                                                  13

Item 6.    Exhibits                                                                                               14

              Signatures                                                                                            15

             Exhibit Index                                                                                           16

PART I FINANCIAL INFORMATION Item 1. Financial Statements ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES (A Development Stage Company) Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current Assets
Cash in bank	$695,021	$972,028
Expense and employee receivable	22,000	22,000
Other	110,087	159,032

Total current assets	827,108	1,153,060

Fixed assets, net of accumulated depreciation	23,028	24,247
New World Legacy-vessel; net of accumulated depreciation	697,024	709,484
Investment	405,000	405,000
Other assets	203,513	224,061

Total assets	$2,155,673	$2,515,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current liabilities
Accounts payable	$156,698	$165,775
Accrued compensation and consulting fees	408,014	405,800
Short-term advances	328,951	328,951
Nonconvertible debentures, net of unamortized discount	2,331,941	2,271,815
Interest payable	1,870,577	1,805,670

Total current liabilities	5,096,181	4,978,011

Convertible debt	2,370,356	2,477,500
Long-term Nonconvertible Debentures, net of discount	2,182,191	2,123,166
Interest payable	1,722,051	1,654,302

Total liabilities	11,370,779	11,232,979

Stockholders’ deficit
Common stock	59,592	56,092
Paid-in capital	12,388,922	12,285,279
Development stage deficit	(21,663,620)	(21,058,498)

Total stockholders’ deficit	(9,215,106)	(8,717,127)

Total liabilities and stockholders’ deficit	$2,155,673	$2,515,852

See notes to condensed consolidated financial statements.

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES (A Development Stage Company) Condensed Consolidated Statements of Operations (Unaudited)

	From Inception through	Three Months Ended
		March 31

	March 31, 2006	2006	2005

Revenues	$297,142	$96,215	$-

Operating expenses

Compensation and employee benefits	3,846,073		84,132
		81,858
Forgiveness of salaries	(663,625)	-	-
Research and development	1,970,810	17,423	27,170
General and administrative	4,569,715	76,354	63,187
Depreciation and amortization	255,149	13,679	12,519
Professional fees	4,532,923	50,452	55,956
Exploration expense	1,207,154	148,220	196,091

Total expenses	15,738,199	387,986	439,055

Operating (loss)	(15,441,057)	(291,771)	(439,055)

Other income (expense)	751,527	-	1,331
Interest (expense)	(6,974,090)	(313,351)	(232,448)

Net (loss)	$(21,663,620)	$(605,122)	$(670,172)

Net (loss) per common share:
Basic and diluted		$(0.01)	$(0.01)

See notes to condensed consolidated financial statements.

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES (A Development Stage Company) Condensed Consolidated Statements of Cash Flows (Unaudited)

	From Inception
	Through	Three Months Ended
	March 31, 2006	March 31,

		2006		2005

Operating activities

Net loss	$(21,663,620)	$(605,122)		$(670,172)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	358,764	34,227		12,520
Discount amortization	2,609,990	119,151		107,181
Equity-based professional services	1,108,960	-
Increase (decrease) in accounts payable
and accruals	920,228	(6,863)		(77,530)
Increase in interest payable	3,615,497	132,656		125,268
Increase in expense receivable	23,038	-
Beneficial conversion feature	202,417	-
Write off employee expense receivable	239,488	-
Other, net	481,047	48,944		5,892

Net cash used in operating activities	(12,104,191)	(277,007)		(496,841)

Investing activities
Advances under expense receivable	(148,478)	-
Investment purchase	(110,000)	-		(90,000)
Purchase of fixed assets	(176,062)	-
Purchase of vessel	(447,921)	-

Net cash used in investing activities	(882,461)	-		(90,000)

Financing activities
Issuance of common stock and warrants	8,761,202	-		359,198
Short-term advances	898,995	-
Issuance of callable, secured convertible
notes (conversion), three years	2,017,334	-
Issuance of non-convertible debentures	1,904,142	-

Net cash provided by financing activities	13,681,673	-		359,198

Net increase (decrease) in cash	695,021	(277,007)		(227,643)

Cash at beginning of period	-	972,028		268,996

Cash at end of period	$695,021	$695,021		$41,353

Supplement cash flow information:
Interest paid	$3,381,462	$180,695		$107,180

Conversion of notes to stock	$107,144	$107,144	$

See notes to condensed consolidated financial statements.

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES (A Development Stage Company) Notes to Condensed Consolidated Financial Statements March 31, 2006 (Unaudited)

Note 1 – Nature of operations and basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Admiralty Holding Company (formerly known as Ruby Mining Company), (the “Company”) and its wholly-owned subsidiaries, Admiralty Corporation (“Admiralty”), and Admiralty Marine Operations, LTD. (“AMO”). Significant inter-company transactions and accounts are eliminated in consolidation. The Company began operations on April 15, 1988 (date of Inception).

The financial statements as of March 31, 2006, for the three months ended March 31, 2006 and 2005 and from the date of inception through March 31, 2006 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for interim periods.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates.

The Company and its subsidiaries are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $21,663,620. These matters indicate substantial doubt about the ability of the Company to continue as a going concern. Management of the Company recognizes that additional capital will be needed to continue operations and is seeking to establish arrangements for capital or financing. The success of the Company is dependent upon management’s ability to implement plans for capital and financing.

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES (A Development Stage Company) Notes to Condensed Consolidated Financial Statements March 31, 2006 (Unaudited)

Note 2 – Stock based compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) did not result in an additional expense in the first quarter of 2006 relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards that may occur subsequent to the date of adoption of this standard.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123 had been utilized. The following table illustrates the effect on net income and earnings per share had the Company recognized compensation expense using the fair value based method with respect to all outstanding and unvested awards for the period ended March 31, 2005 (in thousands, except per share amounts).

March 31, 2005
Net Loss as reported	$(670,172)

Basic and diluted loss per share
as reported	$(0.01)
Stock-based employee compensation	$-
cost included in net loss as reported
Stock based employee compensation	$-
cost based on fair-value method
Proforma net loss including stock-based
compensation cost based on fair-value method	$(670,172)
Proforma basic and diluted loss per share
including stock-based compensation
cost based on fair-value method	$(0.01)

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES (A Development Stage Company) Notes to Condensed Consolidated Financial Statements March 31, 2006 (Unaudited)

Note 3 - Earnings per share

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options and other equity instruments to officers and others associated with the Company, earnings per share may be diluted by these instruments. As these equity instruments would be anti-dilutive, diluted earnings per share separate from basic earnings per share has not been presented in the accompanying statements of operations. At March 31, 2006, the Company had outstanding 32,060,900 warrants and 477,500 options on common stock, each convertible to one share of the Company’s common stock. The following presents the calculation of basic earnings per share:

For the Three Months Ended March 31, 2006

	Net	Weighted
	Loss	Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income (loss) available to common
shareholders’	$(605,122)	57,892,190	$(0.01)

For the Three Months Ended March 31, 2005

	Net	Weighted
	Loss	Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income (loss) available to common
shareholders’	$(670,172)	55,551,390	$(0.01)

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES (A Development Stage Company) Notes to Condensed Consolidated Financial Statements March 31, 2006 (Unaudited)

Note 4 - Long-term Debt

Nonconvertible Debentures and Convertible Notes

In 1996, the Company issued a senior nonconvertible 6% debenture to an Austrian bank in the amount of $2,000,000 and a substantially identical junior nonconvertible 6% debenture in the amount of $500,000 to the financial organization, which identified the Austrian Bank as a potential investor in the Company. In 1997, the Company issued identical senior and junior debentures. Total net proceeds from the issuance of the debentures were $1,760,000. The excess of the $5,000,000 aggregate value of the debentures over the $1,760,000 of proceeds represents a discount on the debenture and fees charged by the parties for the investment. This discount and the related fees are being amortized over the life of the debentures. The approximate effective interest rate of the debentures is 12%.

The nonconvertible debentures and interest are due and payable on September 30, 2006 and August 22, 2007, with $2.5 million plus accrued interest due on each date to the extent payment has not been made by the Company previously. The lender of the senior subordinated debenture is entitled to receive 1% of the Company’s reported net income, payable quarterly, at such time net income is reported, for each $100,000 of principal amount of the debt which is outstanding. In addition, 50% of the outstanding principal amount is required to be repaid in the event the Company completes an initial public offering. In the event and to the extent that prepayments occur as required by the agreements, the unamortized discount will be recalculated using the interest method and a pro rata portion of the discount will be expensed at the time of the prepayment.

In 2005, the Company issued a total of $2,500,000 three year notes, bearing interest at 8%, to a total of four funds collectively known as the NIR Group of Roslyn, NY. Interest is payable quarterly. Eight months of interest was prepaid at the time of the issuance of each note in three different tranches each during the last three quarters of 2005. The notes are convertible into common stock of the Company under a registration statement previously declared effective. The conversion is at the option of the holder and may be exercised at any time. Debt is convertible at a per-share price of the lesser of $0.15, or the average of the lowest intra-day trading prices of the Company’s common stock on the 20 days prior to the conversion. The Company has determined that a beneficial conversion feature exists with respect to the conversion as the conversion price at the commitment date (date the debt was issued) was less that then market price of the stock. The company recorded a charge to interest expense of $202,417 for the beneficial conversion feature. The Company also issued 9,615,385 five year warrants exercisable at $0.25 a share to the note holders and 961,539 of the same warrants to the designees of the underwriters as part of the agreements associated with this financing. The agreements also pledge the assets of the Company to the note holders. Additionally, the CEO and CFO of the Company agreed to pledge their share holdings to the note holders as additional collateral. The notes may be prepaid at any time for a premium of 150% of the outstanding principal at the time of prepayment. The agreement also requires that keyman life insurance be purchased, with the Company as named beneficiary, for the CEO and CFO. The debt matures in 2008. During the quarter ended March 31, 2006, a total of 3,500,000 registered shares were issued upon principle conversion of NIR Group loans for a paid-in-capital consideration and debt reduction amount of $107,144.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Admiralty Holding Company (formerly known as Ruby Mining Company), (the "Company") and its wholly owned subsidiaries Admiralty Corporation ("Admiralty") and Admiralty Marine Operations Ltd. (“AMO”) are a development stage company and have had $96,215 revenues from operations during the quarter ended March 31, 2006. In January 2006, the Company completed a survey for a subsidiary of Dutch based Fugro Survey, Ltd., one of the largest survey companies in the world. In addition, the Company satisfied liquidity and capital requirements during the three months ended March 31, 2006 with the funds generated by the NIR Group loan entered into in June of 2005. A total of 3,500,000 registered shares were issued upon principle conversion of the NIR Group loans during the quarter ended March 31, 2006 for a paid-in capital consideration and debt reduction amount of $107,144.

The Company, with the permission of noteholders, also deferred monthly payments of a loan associated with the Company’s research vessel, the R/V New World Legacy. These loans, along with the associated interest of 6.75% per annum, are amortized over a period of 84 months and are held by two note-holders (one of which is an executive officer of the Company).

PLAN OF OPERATION

As the Company has commenced exploration operations, management believes that the Company has enhanced access to investment of capital. Management is utilizing existing relationships and business advisors to seek additional opportunities for capital investments. Additionally, the NIR Group has indicated that it stands ready to assist the Company with additional financing should the need arise. Currently, management is continuing to explore the possibility of a private placement of securities to fund exploration and general operating expenses until the Company can realize a positive cash flow.

Several current opportunities exist for paid survey work for the Company’s ship, the R/V New World Legacy. Also, the Company is continuing its process of joint venturing surveying and recovery of currently permitted areas. Some of these surveys will be for fees and, in other situations, for a percentage of the recovered cargo. Other opportunities include proprietary information and research the Company has in its possession that can be utilized to exploit sites, providing adequate funding becomes available. These future projects are designated by the Company as Projects Green, White, Yellow and Red. Furthermore, the Company intends to conduct more work on its arrested site, designated by the Company as Project Orange, and situated in international waters off Honduras. The Company is also awaiting approval and renewal of its permit with Jamaica to undertake a verification, identification and indication of the approximately eight wrecks discovered on the Pedro Bank off Jamaica.

With the Company's current cash level, operations of the Company would be greatly limited over the next twelve months without an additional capital infusion to satisfy ongoing liabilities and to fund future operations.

During the three months ended March 31, 2006, the Company satisfied liquidity needs through income generated by surveys and with existing cash reserves resulting from the issuance of the third tranche of convertible secured callable notes on December 21, 2005. This funding is more fully described in the Company’s 2005 10-KSB and its SB-2 Registration Statement covering the shares of common stock underlying the notes.

RESULTS OF OPERATIONS

The Company had $96,215 of revenue from operations during the three months ended March 31, 2006. For the three months ended March 31, 2006, the Company incurred a net loss of $605,122 compared to a net loss of $670,172 for the three months ended March 31, 2005. Compensation and employee benefits for the three months ended March 31, 2006 were relatively comparable to compensation and employee benefits for the three months ended March 31, 2005. Research and development costs were $17,423 for the three months ended March 31, 2006, a decrease of $9,747 from $27,170 for the three months ended March 31, 2005. This is the result of the timing of ordering of components for the ATLISÔ field units being built and a delay in progress payments on the Company’s exploration technology until the second quarter of 2006.

Professional fees for the three months ended March 31, 2006 were $50,452, a reduction of $5,504 as compared to the 2005 period, as the Company utilized fewer professional services. Exploration expense was $148,220 for the three months ended March 31, 2006. This compares to a $196,091 expense for exploration in the three months ended March 31, 2005, representing a $47,871 reduction from the same period last year. Exploration activities had been replaced by a survey service contract off Jamaica in January 2006 due to the survey performed for Fugro Survey, Ltd. The contractor also provided fuel and lubricants directly with an estimated value of $27,000 not recorded in the Company’s books as exploration costs. The exploration costs recorded consisted primarily of expenses associated with the Company’s marine expeditions in international waters off Florida and in the Florida Keys Marine Sanctuary under a permit granted by NOAA (National Oceanic and Atmospheric Administration). The Company also incurred professional fees for settlement of legal disputes.

The Company's present activities consist of: surveying and recovering historic sites; establishing and maintaining financing and funding sources and opportunities; establishing and maintaining joint venture and partnering relationships and arrangements that will enhance the Company's ability to pursue historic shipwrecks.

During the first quarter of 2006, work continued on the construction of our first commercial ATLIS™ unit. This unit will be diver deployed. Its construction is being managed by our scientist and the inventor of the technology, James Larsen. Assistance is being furnished by personnel from Nova Ray, our affiliate who is in the business of building ROVs (remotely operated vehicles).

Subsequent to the current quarter end, significant repair and maintenance work was completed on our search and recovery ship, the New World Legacy. Many of the repairs were minor and a number of them were cosmetic, but all of them were needed to maintain the ship and its appearance at a seaworthy level. Additionally, the ship has been equipped with additional electronic detection devices and we have commenced a major upgrade to the Strata BoxÔ integrated software suite as a result of a donation of software from SyQwest Inc. of Providence, Rhode Island. SyQwest, Inc. also provided consultation on the installation of a dual frequency Bathy-1500 echo sounder along with a 200/40 kHz Transducer that can be integrated with our other equipment to enhance our search capabilities.

We have arrested a 30 square mile area in international waters in the Caribbean that we believe contains at least one shipwreck from the sixteenth or seventeenth century. We intend to further examine the wreck site area within the arrested location in an effort to identify the shipwreck and to locate additional artifacts. To date, all artifacts discovered are in less than 100 feet of water and we believe that the bulk of the remains also lie at a relatively shallow depth. Our ship, the R/V New World Legacy, is currently provisioning to do more work at the site.

We have also been working with other groups with a view to entering agreements to secure additional permits as well as to establish marketing outlets for our artifacts.

For the three months ended March 31, 2006, depreciation and amortization have increased from the three months ending March 31, 2005 due to the R/V New World Legacy acquisition. This amount is expected to increase in the future as a result of building and deploying our ATLISTM field units and the acquiring other technology and equipment.

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

PART II OTHER INFORMATION Item 1. Legal Proceedings

A Complaint for Turnover was filed in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, against Admiralty Corporation by Dale R. F. Goodman, Trustee for the Bankruptcy Estate of Ralph Franklin Ketchum, Jr. and Patsy Sue Ketchum on April 19, 2002. The Trustee obtained a judgment against Admiralty Corporation in the amount of $66,000 for back salary allegedly due to the Debtor Ralph Franklin Ketchum, Jr. for the years 1999 and 2000. Admiralty Corporation continues to seek to settle the judgment for a lesser amount.

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

Item 2. Unregistered sales of Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Item 2. Repurchase of Securities

The Company did not repurchase any of its common shares during the first quarter of 2006.

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
                    Sarbanes-Oxley Act of 2002.

Exhibit 31.2   Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley
                     Act of 2002.

Exhibit 32.1   Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.

Ruby Mining Company, a Colorado corporation

By: /s/ G. Howard Collingwood ----------------------------------------------- Name: G. Howard Collingwood Title: Chief Executive Officer

By: /s/ Murray D. Bradley, Jr. ------------------------------------------------ Name: Murray D. Bradley, Jr. Title: Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION OF EXHIBIT

Exhibit	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of
		Sarbanes-Oxley Act of 2002.

Exhibit	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley
		Act of 2002.

Exhibit	32.1	Certifications pursuant to Section 906 of Sarbanes- Oxley Act of 2002.