Form 10QSB
period 2006-06-30
ADMIRALTY HOLDING CO
filed 2006-08-16
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

                  x Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

YES    X                    NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class		Outstanding at June 30, 2006
Common Stock, $.001 Par Value		66,092,190 shares

Transitional Small Business Disclosure Format:	YES	NO	X

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
Form 10-QSB
Index

PART I		FINANCIAL INFORMATION
Item	1.	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Operations	4-5
		Condensed Consolidated Statements of Cash Flows	6
		Notes to Financial Statements	7
Item	2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	12
Item	3.	Controls and Procedures	14
PART II		OTHER INFORMATION
Item	1.	Legal Proceedings	14
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item	3.	Defaults Upon Senior Securities	15
Item	4.	Submission of Matter to a Vote of Security Holders	15
Item	5.	Other Information	15
Item	6.	Exhibits	16
		Signatures	17
		Exhibit Index	18

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets
Cash in bank	$204,446	$972,028
Expense and employee receivable	22,001	22,000
Other	77,913	159,032

Total current assets	304,360	1,153,060

Fixed assets, net of accumulated depreciation	38,019	24,247
New World Legacy-vessel; net of accumulated	684,425	709,848
depreciation
Investment	405,000	405,000
Other assets	6,005	224,061
Debt issuance costs	176,732	-

Total assets	$1,614,541	$2,515,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$209,022	$165,775
Accrued compensation and consulting fees	392,975	405,800
Short-term advances	328,951	328,951
Nonconvertible Debentures net of unamortized
discount	2,427,296	2,271,815
Interest payable	1,936,674	1,805,670

Total current liabilities	5,294,918	4,978,011

Convertible debt	2,288,947	2,477,500
Long-term nonconvertible debentures, net of discount	2,209,183	2,123,166
Interest payable	1,806,308	1,654,302

Total liabilities	11,599,356	11,232,979

Stockholders’ Deficit
Common stock	66,092	56,092
Paid-in capital	12,523,830	12,285,279
Development stage deficit	(22,574,737)	(21,058,498)

Total stockholders’ deficit	(9,984,815)	(8,717,127)

Total liabilities and stockholders’ deficit	$1,614,541	$2,515,852

See notes to condensed consolidated financial statements.

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	From Inception	Three Months Ended
	through	June 30,
	June 30, 2006	2006	2005

Revenues	$297,142	$-	$-

Operating expenses

Compensation and employee benefits	3,966,325	120,252	124,505
Forgiveness of salaries	(663,625)	-	-
Research and development	2,046,575	75,765	22,964
General and administrative	4,622,817	33,102	41,689
Depreciation and amortization	268,957	13,818	13,262
Professional fees	4,646,397	113,474	172,971
Exploration expense	1,440,310	233,156	121,408

	16,327,766	589,567	496,799

Operating (loss)	(16,030,624)	(589,567)	(496,799)

Other income (expense)	755,628	4,101	4,980
Interest (expense)	(7,299,741)	(325,651)	(439,990)

Net (loss)	$(22,574,737)	$(911,117)	$(931,809)

Net (loss) per common share:
Basic and diluted		$(0.01)	$(0.02)

See notes to condensed consolidated financial statements.

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
	June 30,

	2006	2005

Revenues	$96,215	$-

Operating expenses

Compensation and employee benefits	202,110	208,637
Research and development	67,557	50,134
General and administrative	109,456	104,876
Depreciation and amortization	27,497	25,781
Professional fees	163,926	228,927
Exploration expense	381,376	317,499

	977,553	935,854

Operating (loss)	(881,338)	(935,854)

Other income (expense)	4,101	6,311
Interest (expense)	(639,002)	(672,438)

Net (loss)	$(1,516,239)	$(1,601,981)

Net (loss) per common share:
Basic and diluted	$(0.02)	$(0.03)

           See notes to condensed consolidated financial statements.

     ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	Six Months Ended		Through
	June 30, 2006		June 30,2006

	2006	2005

Operating activities
Net loss	$(1,516,239)	$(1,601,981)	$(22,574,737)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	68,818	25,781	393,355
Discount amortization	241,498	217,236	2,732,337
Equity-based professional services	60,000	63,850	1,168,960
Change in assets and liabilities
Increase (decrease) in accounts payable
and accruals	30,422	(155,361)	957,513
Increase in interest payable	283,010	251,344	3,765,851
Increase in expense receivable	-	-	23,038
Deferred charges	-	(163,000)	-
Write off of expense receivable	-	-	239,488
Beneficial conversion feature	-	202,417	202,417
Other, net	81,119	26,256	513,222

Net cash used in operating activities	(751,372)	(1,133,458)	(12,578,556)

Investing activities
Advances under expense receivable	-	(1,501)	(148,478)
Investment purchase	-	(90,000)	(110,000)
Purchase of furniture, fixtures and computer
equipment	(16,210)	(27,090)	(640,193)

Net cash used in investing activities	(16,210)	(118,591)	(898,671)

Financing activities
Issuance of common stock and warrants	-	636,153	8,761,202
Short-term advances	-	(40,808)	898,995
Stock subscription	-	(70,450)	-
Issuance (redemption) of callable, secured
convertible Notes	-	850,000	2,117,334
Issuance of debentures	-	-	1,904,142

Net cash provided by financing activities	-	1,374,895	13,681,673

Net increase (decrease) in cash	(767,582)	122,846	204,446

Cash at beginning of period	972,028	268,966	-

Cash at end of period	$204,446	$391,812	$204,446

See notes to condensed consolidated financial statements.

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

Note 1 – Nature of operations and basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Admiralty Holding Company (the “Company”) and its wholly-owned subsidiaries, Admiralty Corporation (“Admiralty”), and Admiralty Marine Operations, LTD. (“AMO”). Significant inter-company transactions and accounts are eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements contained in the Company’s Form 10-KSB for the year ended December 30, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements for the Company at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates.

The Company and its subsidiaries are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $22,574,737. This deficit, coupled with the substantial indebtedness of the Company and its subsidiaries, reflect substantial doubt about the ability of the Company to continue as a going concern. Management of the Company recognizes that substantial additional capital will be needed to continue operations, in addition to refinancing significant indebtedness maturing in the third quarter of this year. The Company is seeking to establish arrangements for capital or financing, but no assurance is or can be given that these efforts will be successful. The future of the Company is dependent upon management’s ability to implement plans for additional capital and to restructure the indebtedness to avoid a default in the third quarter of this year.

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

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

Note 2 – Stock based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors, and outside consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company elected the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense recognized under SFAS 123(R) for the three or six month periods ended June 30, 2006.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Compensation expense is recognized ratably over the period of vesting. Compensation expense for all share-based payment awards granted subsequent to January 1, 2006 will be recognized using the straight-line method.

Upon adoption of SFAS 123(R), the Company retained its method of valuation for share-based awards granted beginning in 2006 using the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Note 3 - Basic and diluted net income (loss) per common share

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Stock options and convertible preferred stock are included, if issued, in the diluted earnings per share calculation when they are not antidilutive.

Shown below is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations. (in thousands, except per share data):

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
		June 30, 2006			June 30, 2006

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Loss
Less: Preferred Stock	($911)			($1,516)
Dividends

Basic EPS
Loss applicable to common	($911)	63,313	($0.01)	($1,516)	63,313	($0.02)
Shareholders

Effect of Dilutive
Securities[1]
Warrants		30,386			30,386
Convertible Preferred Stock
Stock Options		478			478

Diluted EPS
Loss applicable to common	($911)	63,313	($0.01)	($1,516)	63,313	($0.02)
shareholders

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
		2005			2005

	Income	Shares	Per Share	Income	Shares	Per Share

	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Income (loss)
Less: Preferred Stock	($932)			($1,602)
Dividends

Basic EPS
Income applicable to	($932)	57,717	($0.02)	($1,602)	57,717	($0.03)
common Shareholders

Effect of Dilutive Securities
(1)
Warrants		24,873			24,873
Convertible Preferred Stock
Stock Options		400			400

Diluted EPS
Income applicable to	($932)	57,717	($0.02)	($1,602)	57,717	($0.03)
common shareholders

(1) Not included because it is
anti-dilutive

Note 4 - Long-term Debt

Nonconvertible Debentures and Convertible Notes

In 1996, the Company issued a senior nonconvertible 6% debenture to an Austrian bank in the amount of $2,000,000 and a substantially identical junior nonconvertible 6% debenture in the amount of $500,000 to the financial organization which identified the Austrian Bank as a potential investor in the Company. These debentures are not collateralized by assets of the Company. In 1997, the Company issued identical senior and junior debentures. Total net proceeds from the issuance of the debentures (the “Debentures”) were $1,760,000. The excess of the $5,000,000 aggregate face value of the Debentures over the $1,760,000 of proceeds represents a discount on the Debentures and fees charged by the parties for the investment. This discount and the related fees are being amortized over the life of the Debentures. At December 31, 2005 and 2004 the unamortized discount and fees were $605,019 and $1,051,301. The approximate effective interest rate of the Debentures is 12%.

The debentures and interest are due and payable on September 30, 2006 and August 22, 2007, with $2.5 million plus accrued interest due on each date to the extent payment has not been made by the Company previously. The lender of the senior subordinated Debenture is entitled to receive 1% of the Company’s reported net income, payable quarterly, at such time net income is reported, for each $100,000 of principal amount of the debt which is outstanding. In addition, 50% of the outstanding principal amount is required to be repaid in the event the Company completes an initial public offering. In the event and to the extent that prepayments occur as required by the agreements, the unamortized discount will be recalculated using the interest method and a pro rata portion of the discount will be expensed at the time of the prepayment

In 2005, the Company issued a total of $2,500,000 three year notes, bearing interest at 8%, to a total of four funds collectively known as the NIR Group of Roslyn, NY (the “NIR Group of Funds”). Interest is payable quarterly. Eight months of interest was prepaid at the time of the issuance of each note in three different tranches each during the last three quarters of 2005. The notes are convertible into common stock of the Company under a registration statement declared effective December 23, 2005. The conversion is at the option of the holder and may be exercised at any time. Debt is convertible at a per-share price of the lesser of $0.15, or the average of the lowest intra-day trading prices of the Company’s common stock on the 20 days prior to the conversion discounted by fifty percent (50%). The Company has determined that a beneficial conversion feature exists with respect to the conversion as the conversion price at the commitment date (date the debt was issued) was less than the market price of the stock. During the quarter ended June 30, 2005, the Company recorded a charge to interest expense of $202,417 for the beneficial conversion feature. The Company also issued 9,615,385 five year warrants exercisable at $0.25 a share to the note holders and 961,539 of the same warrants to the designees of the underwriters as part of the agreements associated with this financing. The agreements also pledge the assets of the Company to the note holders. Additionally, the CEO and CFO of the Company agreed to pledge their share holdings to the note holders as additional collateral. The notes may be prepaid at any time for a premium of 150% of the outstanding principal at the time of prepayment. The agreement also requires that key man life insurance be issued, with the Company as named beneficiary, for the CEO and CFO. The debt matures in 2008.

The convertible debt is secured by all assets of the Company, and bears interest at 8%, with interest payable quarterly. Upon execution of the arrangement the Company was required to pay eight months interest in advance.

Through June 30, 2006, out of a total of $2,500,000 principal amount of the convertible notes then outstanding, $188,554 had been converted into common shares of the Company. This leaves a remaining principal balance of $2,311,446 still owed to the NIR Group of Funds for the period ended June 30, 2006.

The debt instruments also provide that the Company may exercise a call option that would prevent debt conversion into equity during the month or month(s) for which the call option is exercised by the Company. Certain restrictions and financial penalties exist with respect to the exercise of the call option.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Admiralty Holding Company (the "Company") and its wholly owned subsidiaries Admiralty Corporation ("Admiralty") and Admiralty Marine Operations Ltd. (“AMMO”) are a development stage company and have had only minimal revenues from operations. The consolidated Company satisfied liquidity and capital requirements during the three and six months period ended June 30, 2006 from funds remaining from the NIR Group of Funds financing completed at the end of 2005. Also, the Company earned $4,101 in interest income and received an insurance premium refund for a change in vessel insurance in the amount of $11,859. A total of $141,410 non-cash, capital contributions were recorded, as explained in the following two paragraphs.

During the quarter ended June 30, 2006, the Company issued 3,500,000 share of its common stock to the NIR Group of Funds as a result of converting $81,410 in principal of the respective three-year secured convertible notes. The $81,410 was recorded as additional paid in capital.

Additionally, during the quarter ended June 30, 2006, the Company issued 3,000,000 shares of unregistered common stock for consideration of $60,000 related to professional consulting services provided by an affiliated party in connection with oversight and supervision of investor relations subcontracts. In addition, the Company issued 500,000 three-year warrants exercisable for shares of the Company’s common stock during the quarter ended June 30, 2006 to an unaffiliated individual for services rendered; 400,000 of these three-year warrants are for one share of the Company’s common stock exercisable at $0.25 a share into restricted shares; 100,000 warrants are for one share of the Company’s common stock exercisable at $0.50 a share into restricted shares when certain predetermined conditions have been met.

In the event the Company was to default in the repayment of the Debentures, the holders of the Debentures could seek to enforce their rights under the Debentures in court. Additionally, such a default could also constitute an event of default under the convertible notes issued to the NIR Group of Funds, which in turn could prompt the holders of those notes to exercise their rights under the security agreement. These actions by creditors of the Company could result in rendering the Company insolvent and force it to cease operations.

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

The Company is currently operating on one of thirteen sites for which it has subcontracted off the east coast of Florida from an entity that has permits to explore and excavate these sites. These sites are believed to contain the remnants of eleven ships of the 1715 Spanish treasure fleet wreck by a hurricane on July 30, 1715. Much silver and gold has already been discovered and removed from these sites, beginning in 1961.The current operation is following an uncharted and unexplored debris trail of what one of the Company’s partner’s (a company that has worked continuously for the last three years on this particular site) research indicates is the “Capitana” (lead ship) of the 1715 fleet.

Moreover, the Company is continuing its joint venture survey and recovery operations in permitted areas. Some of these surveys will be for fees and, in other situations, for a percentage of the recovered cargo.

Other opportunities include the use of proprietary information and research the Company has in its possession to exploit prospective shipwreck sites, providing adequate funding becomes available. Furthermore, the Company intends to conduct more work on its already arrested site, designated as Project Orange, situated in international waters off Honduras.

The Company also continues to await approval and renewal of its permit with Jamaica to undertake identification, verification and potentially recovery operations for the approximately eight wrecks previously discovered on the Pedro Bank off Jamaica.

With the Company's current cash level, operations of the Company would be greatly limited over the next three months without an additional capital infusion to satisfy ongoing liabilities and to continue future operations.

RESULTS OF OPERATIONS

For the three months ended June 30, 2006, the Company incurred a net loss of $911,117 compared to a net loss of $931,809 for the three months ended June 30, 2005. Compensation and employee benefits for the three months ended June 30, 2006 were comparable to compensation and employee benefits for the three months ended June 30, 2005. Research and development costs were $75,765 for the three months ended June 30, 2006, an increase of $52,801 from $22,964 for the three months ended June 30, 2005. This is the result of the timing of delivery of components for the ATLISÔ field units being built and progress payments on the Company’s exploration technology.

Professional fees for the three months ended June 30, 2006 were $113,474, a reduction of $59,497 as compared to the 2005 period, as the Company utilized fewer professional services primarily as result of not having incurred financing costs. Exploration expense was $233,156 for the three months ended June 30, 2006. This compares to a $121,408 expense for exploration in the three months ended June 30, 2005, representing an $111,748 increase from the same period last year. The increase reflected new exploration activities off the east coast of Florida by our ship, the R/V New World Legacy and included expenses for additional contractors such as divers and other marine services. The exploration costs recorded consist primarily of expenses associated with the Company’s marine expeditions in state and international waters off the coast of Florida.

The Company's present activities consist of surveying and recovering historic sites; establishing and maintaining financing and funding sources and opportunities; establishing and maintaining joint venture and partnering relationships and arrangements that will enhance the Company's ability to pursue historic shipwrecks.

For the three months ended June 30, 2006, depreciation and amortization have increased only slightly to $27,497 from the three months ending June 30, 2005, an increase of $1,716, due to the R/V New World Legacy acquisition and other marine equipment purchases. This amount is expected to increase in the future as a result of building and deploying our ATLISTM field units and the acquiring of other technology and equipment.

For the six months ended June 30, 2006, the Company incurred a net loss of $1,516,239 compared to a net loss of $1,601,981 for the six months ended June 30, 2005. Compensation and employee benefits for the six months ended June 30, 2006 were comparable to compensation and employee benefits for the three months ended June 30, 2005. Research and development costs were $67,557 for the six months ended June 30, 2006, an increase of $17,423 from $50,134 for the six months ended June 30, 2005. This is the result of the timing of delivery of components for the ATLISÔ field units being built and progress payments on the Company’s exploration technology. Both general and administrative expenses and depreciation and amortization expenses showed slight increases but where in line with the same six month period last year.

Professional fees for the six months ended June 30, 2006 were $163,926, a reduction of $65,001 as compared to the 2005 period, as the Company utilized fewer professional services primarily as result of not having incurred additional financing costs. Exploration expense was $381,376 for the six months ended June 30, 2006. This compares to a $317,499 expense for exploration in the six months ended June 30, 2005, representing a $63,877 increase from the same period last year. The increase reflected new exploration activities off the east coast of Florida by our ship, the R/V New World Legacy and included expenses for additional contractors such as divers and other marine services. The exploration costs recorded consist primarily of expenses associated with the Company’s marine expeditions in state and international waters off the coast of Florida and the survey in January 2006 off of Jamaica for Fugro Survey which netted $96,215 in revenue for the six period ending June 30, 2006.

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

Item 2.   Unregistered sales of Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2006 the company issued 3,000,000 shares of restricted common stock to one individual, an affiliate of the Company because of his equity ownership in the Company, for a total consideration of $60,000 in exchange for consulting services. The shares were valued at $0.02 a share at the time the agreement was made.

In making the foregoing issuance of securities, the Company relied upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), provided by Sections 4(2) and 4(6) of the Act and Rule 506 of Regulation D promulgated by the SEC pursuant to authority granted to it by the Act, as transactions not involving a public offering made solely to “accredited investors.”

Repurchase of Securities

The Company did not repurchase any of its common shares during the second quarter of 2006.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

During the second quarter of 2006, work continued on the construction of the Company’s first commercial ATLIS™ unit. This unit will be diver-deployed. Its construction is being managed by the inventor of the technology, James Larsen, a former executive officer and director of the Company. Assistance is being furnished by personnel from Nova Ray, our affiliate whose primary business is building and deploying ROVs (remotely operated vehicles).

The Company has also arrested a 30 square mile area in international waters in the Caribbean believed to contain at least one shipwreck from the sixteenth or seventeenth century.

During the quarter ended June 30, 2006, the Company issued 3,000,000 shares of common stock for consideration of $60,000 related to professional consulting services provided by an affiliated party in connection with oversight and supervision of investor relations subcontracts. In addition, the Company issued 500,000 three-year warrants exercisable for shares of the Company’s common stock during the quarter ended June 30, 2006 to an unaffiliated individual. These transactions were authorized by the Company’s Board of Directors. The transactions are also noted in the “LIQUIDITY AND CAPITAL RESOURCES” section of this report.

Item 6.	Exhibits

(a) Exhibits

Exhibit	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of
		Sarbanes-Oxley Act of 2002.

Exhibit	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley
		Act of 2002.

Exhibit	32.1	Certifications pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

                                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2006.

Admiralty Holding Co., A Colorado corporation

By: /s/ G. Howard Collingwood --------------------------------------------- Name: G. Howard Collingwood Title: Chief Executive Officer

By: /s/ Murray D. Bradley, Jr. --------------------------------------------- Name: Murray D. Bradley, Jr. Title: Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION OF EXHIBIT

Exhibit	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of
		Sarbanes-Oxley Act of 2002.

Exhibit	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley
		Act of 2002.

Exhibit	32.1	Certifications pursuant to Section 906 of Sarbanes- Oxley Act of 2002.