Form 10QSB
period 2006-09-30
ADMIRALTY HOLDING CO
filed 2006-11-20
CIK 85684

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

x	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

YES	X	NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, $.001 Par Value	70,342,190 shares

Transitional Small Business Disclosure Format:   YES               NO    X

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
Form 10-QSB
Index

PART I		FINANCIAL INFORMATION
Item	1.	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets	3
		Condensed Consolidated Statements of Operations	4-5
		Condensed Consolidated Statements of Cash Flows	6
		Notes to Financial Statements	7
Item	2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	12
Item	3.	Controls and Procedures	15
PART II		OTHER INFORMATION
Item	1.	Legal Proceedings	15
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item	3.	Defaults Upon Senior Securities	16
Item	4.	Submission of Matter to a Vote of Security Holders	16
Item	5.	Other Information	16
Item	6.	Exhibits	17
		Signatures	18
		Exhibit Index	19

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

		September 30,	December 31,
		2006	2005

	ASSETS
	Current Assets
	Cash in bank	$430,250	$972,028
	Expense and employee receivable	22,001	22,000
Other		77,913	159,032

	Total current assets	530,164	1,153,060

	Fixed assets, net of accumulated depreciation	36,229	24,247
	New World Legacy-vessel; net of accumulated	671,687	709,848
	depreciation
	Investment	405,000	405,000
	Other assets	11,347	224,061
	Debt issuance costs	185,727	-

	Total assets	$1,840,154	$2,515,852

	LIABILITIES AND STOCKHOLDERS’ DEFICIT
	Current Liabilities
	Accounts payable	$118,523	$165,775
	Accrued compensation and consulting fees	477,685	405,800
	Short-term advances	328,951	328,951
	Nonconvertible Debentures net of unamortized
	discount	2,500,000	2,271,815
	Interest payable	2,064,788	1,805,670

	Total current liabilities	5,489,947	4,978,011

	Convertible debt, net of unamotized discount	2,630,417	2,477,500
	Long-term nonconvertible debentures, net of discount	2,262,109	2,123,166
	Interest payable	1,868,310	1,654,302

	Total liabilities	12,250,783	11,232,979

	Stockholders’ Deficit
	Common stock	70,342	56,092
	Paid-in capital	12,859,580	12,285,279
	Development stage deficit	(23,340,551)	(21,058,498)

	Total stockholders’ deficit	(10,410,629)	(8,717,127)

	Total liabilities and stockholders’ deficit	$1,840,154	$2,515,852

	See notes to condensed consolidated financial statements.

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

		Three Months Ended
	From Inception through	September 30,
	September 30,	2006	2005
	2006

Revenues	$297,142	$-	$1,000

Operating expenses

Compensation and employee benefits	4,079,901	113,576	65,265
Forgiveness of salaries	(663,625)	-	-
Research and development	2,056,675	10,100	19,469
General and administrative	4,648,786	25,969	36,942
Depreciation and amortization	283,485	14,528	13,595
Professional fees	4,730,215	83,818	154,264
Exploration expense	1,550,744	110,434	74,975

	16,686,181	358,425	364,510

Operating (loss)	(16,389,039)	(358,425)	(363,510)

Other income (expense)	756,117	489	366
Interest (expense)	(7,707,629)	(407,888)	(268,951)

Net (loss)	$(23,340,551)	$(765,824)	$(632,095)

Net (loss) per common share:
Basic and diluted		$(0.01)	$(0.01)

See notes to condensed consolidated financial statements.

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
	September 30,

	2006	2005

Revenues	$96,215	$1,000

Operating expenses

Compensation and employee benefits	315,686	273,902
Research and development	103,288	69,603
General and administrative	135,425	141,818
Depreciation and amortization	42,025	39,376
Professional fees	247,744	383,191
Exploration expense	491,810	392,474

	1,335,978	1,300,364

Operating (loss)	(1,239,763)	(1,299,364)

Other income (expense)	4,590	6,677
Interest (expense)	(1,046,890)	(941,389)

Net (loss)	$(2,282,063)	$(2,234,076)

Net (loss) per common share:
Basic and diluted	$(0.04)	$(0.04)

See notes to condensed consolidated financial statements.

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

			From Inception
	Nine Months Ended		Through
	September 30, 2006		September 30,2006

	2006	2005

Operating activities
Net loss	$(2,282,063)	$(2,234,076)	$(23,340,551)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	104,351	39,376	428,878
Discount amortization	367,128	330,243	2,857,967
Equity-based professional services	65,000	68,650	1,173,960
Change in assets and liabilities
Increase (decrease) in accounts payable	36,209	(170,714)	963,300
and accruals
Increase in interest payable	467,796	307,454	3,950,637
Increase in expense receivable	-	-	23,038
Deferred charges	-	(108,167)	-
Write off of expense receivable	-	-	239,488
Beneficial conversion feature	76,468	202,417	278,885
Other, net	69,543	24,075	501,646

Net cash used in operating activities	(1,095,558)	(1,540,742)	(12,922,752)

Investing activities
Advances under expense receivable	-	(2,501)	(148,478)
Investment purchase	-	(90,000)	(110,000)
Purchase of furniture, fixtures and computer
equipment	(16,210)	(25,274)	(640,193)

Net cash used in investing activities	(16,210)	(117,775)	(898,671)

Financing activities
Issuance of common stock and warrants	-	636,153	8,761,202
Short-term advances	-	(40,808)	898,995
Stock subscription	-	(75,250)	-
Issuance (redemption) of callable, secured	600,000	1,650,000	2,717,334
convertible Notes
Issuance of debentures	-	-	1,904,142
Debt Issuance Costs	(30,000)	-	(30,000)

Net cash provided by financing activities	570,000	2,170,095	14,251,673

Net increase (decrease) in cash	(541,778)	511,848	430,250

Cash at beginning of period	972,028	268,966	-

Cash at end of period	$430,250	$780,814	$430,250

See notes to condensed consolidated financial statements.

6

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES (A Development Stage Company) Notes to Condensed Consolidated Financial Statements September 30, 2006 (Unaudited)

Note 1 – Nature of operations and basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Admiralty Holding Company (the “Company”) and its wholly-owned subsidiaries, Admiralty Corporation (“Admiralty”), and Admiralty Marine Operations, LTD. (“AMO”). Significant inter-company transactions and accounts are eliminated in consolidation.

On October 12, 2006, the Company announced that it had been unable to reach an agreement for the extension or repayment of the 1996 Debentures. The holders of the 1996 Debentures may seek to enforce their rights under the Debentures in court.

The Company is still trying to reach an agreement with the 1996 Debenture holders for either an extension or settlement of the indebtedness. No assurance is or can be given that the Company will be successful in this effort. If the Company is unsuccessful in its efforts, the commencement of legal collection actions by the 1996 Debenture holders, as creditors of the Company, could result in rendering the Company insolvent and force it to cease operations. Alternatively, such action by the Debenture holders could cause the NIR Group to seek to enforce its security interests under the financings described below and in other filings of the Company and take possession and control of the Company’s assets. The financial statements have not been adjusted for any potential effects of this uncertainty.

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

The Company and its subsidiaries are a development stage company and have had only minimal revenues. The consolidated development stage deficit of the entities is $23,340,551. This deficit, coupled with the substantial indebtedness of the Company and its subsidiaries, reflect substantial doubt about the ability of the Company to continue as a going concern. Management of the Company recognizes that substantial additional capital will be needed to continue operations, in addition to refinancing significant indebtedness that matured in the third quarter of this year. The Company is seeking to establish arrangements for capital or financing, but no assurance is or can be given that these efforts will be

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES (A Development Stage Company) Notes to Condensed Consolidated Financial Statements September 30, 2006 (Unaudited)

successful. The future of the Company is dependent upon management’s ability to implement plans for additional capital and to restructure the indebtedness to resolve a default in the third quarter of this year.

During the quarter ending March 31, 2004, the Company organized AMO as a wholly-owned subsidiary. AMO, through capitalization from the Company, acquired the New World Legacy, a research vessel for cash consideration of $447,921, and for equity instruments of the Company valued at $350,000.

Note 2 – Stock based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors, and outside consultants including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company elected the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was $5,000 of stock-based compensation expense recognized under SFAS 123(R) for the three and nine month periods ended September 30, 2006.

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

Shown below is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations. (in thousands, except per share data):

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2006			September 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Loss	($766)			($2,282)
Less: Preferred Stock	-			-
Dividends

Basic EPS
Loss applicable to common	($766)	67,850	($0.01)	($2,282)	62,807	($0.04)
Shareholders

Effect of Dilutive
Securities[1]
Warrants		40,386			40,386
Stock Options		478			478

Diluted EPS
Loss applicable to common	($766)	67,850	($0.01)	($2,282)	62,807	($0.04)
shareholders

9

ADMIRALTY HOLDING COMPANY AND SUBSIDIARIES
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2005			September30, 2005

	Income	Shares	Per	Income	Shares	Per
			Share			Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Income (loss)	($632)			($2,234)
Less: Preferred Stock
Dividends

Basic EPS
Income applicable to	($632)	55,577	($0.01)	($2,234)	55,577	($0.04)
common Shareholders

Effect of Dilutive Securities[1]
Warrants		27,650			27,950
Stock Options		478			478

Diluted EPS
Income applicable to	($632)	55,577	($0.01)	($2,234)	55,577	($0.04)
common shareholders

(1) Not included because it is
anti-dilutive

Note 4 - Long-term Debt Nonconvertible Debentures and Convertible Notes

In 1996, the Company issued a senior nonconvertible 10 year 6% debenture to an Austrian bank in the amount of $2,000,000 and a substantially identical 10 year junior nonconvertible 6% debenture in the amount of $500,000 to the financial organization which identified the Austrian Bank as a potential investor in the Company. These debentures (the 1996 Debentures) are not collateralized by assets of the Company. In 1997, the Company issued identical 10 year senior and junior debentures (the 1997 Debentures). Total net proceeds from the issuance of the 1996 and 1997 Debentures (the “Debentures”) were $1,760,000. The excess of the $5,000,000 aggregate face value of the Debentures over the $1,760,000 of proceeds represents a discount on the Debentures and fees charged by the parties for the investment. This discount and the related fees are being amortized over the life of the Debentures. At December 31, 2005 and 2004 the unamortized discount and fees were $605,019 and $1,051,301. The approximate effective interest rate of the Debentures is 12%.

The 1996 Debentures, including $1.5 million in interest, were due and payable on September 30, 2006. The 1997 Debentures, including $1.5 million in interest, will be due and payable on August 22, 2007. The lender of the senior subordinated Debentures is entitled to receive 1% of the Company’s reported net income, payable quarterly, at such time net income is reported, for each $100,000 of principal amount of the debt which is outstanding. In addition, 50% of the outstanding principal amount is required to be repaid in the event the Company completes an initial public offering. In the event and to the extent that prepayments occur as required by the agreements, the unamortized discount will be recalculated using the interest method and a pro rata portion of the discount will be expensed at the time of the prepayment

In 2005, the Company issued a total of $2,500,000 three year notes, bearing interest at 8%, to a total of four funds collectively known as the NIR Group of Roslyn, NY (the “NIR Group of Funds”). Interest is payable quarterly. Eight months of interest was prepaid at the time of the issuance of each note in three different tranches each during the last three quarters of 2005. The notes are convertible into common stock of the Company under a registration statement declared effective December 23, 2005. The conversion is at the option of the holder and may be exercised at any time. Debt is convertible at a per-share price of the lesser of $0.15, or the average of the lowest intra-day trading prices of the Company’s common stock on the 20 days prior to the conversion discounted by fifty percent (50%). The Company has determined that a beneficial conversion feature exists with respect to the conversion as the conversion price at the commitment date (date the debt was issued) was less than the market price of the stock. During the quarter ended June 30, 2005, the Company recorded a charge to interest expense of $202,417 for the beneficial conversion feature. The Company also issued 9,615,385 five year warrants exercisable at $0.25 a share to the note holders and 961,539 of the same warrants to the designees of the underwriters as part of the agreements associated with this financing. The agreements also pledge the assets of the Company to the note holders. Additionally, the CEO and CFO of the Company agreed to pledge their share holdings to the note holders as additional collateral. The notes may be prepaid at any time for a premium of 150% of the outstanding principal at the time of prepayment. The agreement also requires that key man life insurance be issued, with the Company as named beneficiary, for the CEO and CFO. The debt matures in 2008.

The convertible debt is secured by all assets of the Company, and bears interest at 8%, with interest payable quarterly. Upon execution of the arrangement the Company was required to pay eight months interest in advance.

Through September 30, 2006, out of a total of $2,500,000 principal amount of the convertible notes then outstanding, $273,979 had been converted into common shares of the Company, leaving a remaining principal balance of $2,226,021 still owed to the NIR Group of Funds for the period ended June September 30, 2006.

On September 28, 2006, the NIR Group extended an additional loan of $600,000 to the Company as an addendum to the original master loan agreement. The interest, loan conversion rights, share discount conversion price, registration requirements, and partial call option are identical to the original note with the following exceptions: 1. The notes mature on September 28, 2009; 2. Interest will not accrue for any trading month in which the share price as defined in the note agreement is above $0.05 per share for the month in which interest would have been due; 3. Ten million (10,000,000) seven year $0.06 warrants were issued to the NIR Group; and 4. As previously noted, the Company was in default of the Senior and Junior subordinated debentures. This default has technically created a default on the NIR Group of Funds debt. However, the NIR Group granted a waiver of default for this event. During the quarter ended September 30, 2006, the Company recorded a charge to interest expense of $76,468 for the beneficial conversion feature associated with this convertible debt. Additionally during the same period, the Company recorded a debt discount of $195,586 due to the valuation of the attached warrants using a Black /Scholes valuation model.

These NIR Group debt instruments also provide that the Company may exercise a call option that would prevent debt conversion into equity during the month or month(s) for which the call option is exercised by the Company. Certain restrictions and financial penalties exist with respect to the exercise of the call option.

The Company previously issued warrants in conjunction with debt financing.  On July 19, 2006, the Board of Directors voted to extend the exercise period for 1,603,591 warrants by an additional two years.  This extension had no impact on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Admiralty Holding Company (the "Company") and its wholly owned subsidiaries Admiralty Corporation ("Admiralty") and Admiralty Marine Operations Ltd. (“AMMO”) are a development stage company and have had only minimal revenues from operations. With the exception of the Senior and Junior Debenture payments, the Company satisfied liquidity and capital requirements during the three and nine months period ended September 30, 2006 from funds remaining from the NIR Group of Funds financing completed at the end of 2005 and the additional $600,000 loan from NIR Group except for the 1996 Debentures noted below. A total of $67,944 non-cash, capital contributions were recorded, as explained in the following two paragraphs.

During the quarter ended September 30, 2006, the Company issued 3,750,000 shares of its common stock to the NIR Group of Funds as a result of converting $62,944 in principal of the respective three-year secured convertible notes. The $62,944 was recorded as additional paid in capital.

Additionally, during the quarter ended September 30, 2006, the Company issued 500,000 shares of unregistered common stock for consideration of $5,000 related to professional consulting services provided by Equity Source Partners, LLC in connection with investment banking activities, including helping secure the additional $600,000 loan from the NIR Group. In addition, the Company issued 10,000,000 seven-year warrants exercisable for shares of the Company’s common stock, for $0.06 per share, during the quarter ended September 30, 2006 to the NIR Group as part of the agreement for the $600,000 additional loan. These warrants were valued at $195,586 and will be amortized as a debt discount beginning in the 4th quarter of 2006.

On October 12, 2006, the Company announced that it had been unable to reach an agreement for the extension or repayment of the 1996 Debentures. The holders of the 1996 Debentures may seek to enforce their rights under the Debentures in court.

The Company is still trying to reach an agreement with the 1996 Debenture holders for either an extension or settlement of the indebtedness. No assurance is or can be given that the Company will be successful in this effort. If the Company is unsuccessful in its efforts, the commencement of legal collection actions by the 1996 Debenture holders, as creditors of the Company, could result in rendering the Company insolvent and force it to cease operations. Alternatively, such action by the Debenture holders could cause the NIR Group to seek to enforce its security interests under the financings described above and in other filings of the Company and take possession and control of the Company’s assets. The financial statements have not been adjusted for this uncertainty.

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

The Company is currently operating on one of thirteen sites for which it has subcontracted off the east coast of Florida from an entity that has permits to explore and excavate these sites. These sites are believed to contain the remnants of eleven ships of the 1715 Spanish treasure fleet wreck by a hurricane on July 30, 1715. Much silver and gold has already been discovered and removed from these sites, beginning in 1961 by others. On August 17, 2006, Admiralty Corporation announced that it had recovered a gold bar that it believes may be part of the lost cargo of the Senora de la Regla, the

"Capitana" of the famous 1715 Fleet. The gold bar was plainly marked with the stamp of the King of Spain, Felipe V, as well as Tax Stamps. The bar was marked "XIX" indicating a purity of 19 Carats and weighs approximately 22 troy ounces. It is approximately 6 inches long by 1 inch wide and 3/4 of an inch in thickness.

The current operation is following an uncharted and unexplored debris trail of what one of the Company’s partner’s (a company that has worked continuously for the last three years on this particular site) research indicates is the “Capitana” (lead ship) of the 1715 fleet.

Moreover, the Company is continuing its joint venture survey and recovery operations in permitted areas. Some of these surveys will be for fees and, in other situations, for a percentage of the recovered cargo. The opportunities include the use of proprietary information and research the Company has in its possession to exploit prospective shipwreck sites, providing adequate funding becomes available. Furthermore, the Company intends to conduct more work on its already arrested site, designated as Project Orange, situated in international waters off Honduras.

The Company also continues to await approval and renewal of its permit with Jamaica to undertake identification, verification and potential recovery operations for the approximately eight wrecks previously discovered on the Pedro Bank off Jamaica.

With the Company's current cash level, operations of the Company would be greatly limited over the next three months without an additional capital infusion to satisfy ongoing liabilities and to continue future operations.

RESULTS OF OPERATIONS

For the three months ended September 30, 2006, the Company incurred a net loss of $765,824 compared to a net loss of $632,095 for the three months ended September 30, 2005. Compensation and employee benefits for the three months ended September 30, 2006 were comparable to compensation and employee benefits for the three months ended September 30, 2005 excluding the effects of a one time adjustment to accrue salaries of $26,513 made during the quarter ended September 30, 2005. Research and development costs were $10,100 for the three months ended September 30, 2006, a decrease of $9,369 from $19,469 for the three months ended September 30, 2005. This is the result of the timing of delivery of components for the ATLIS field units being built and progress payments on the Company’s exploration technology.

Professional fees for the three months ended September 30, 2006 were $83,818, a reduction of $70,446 as compared to the 2005 period, as the Company utilized fewer professional services primarily as result of not having incurred additional registration, filling and financing costs. Exploration expense was $110,434 for the three months ended September 30, 2006. This compares to a $74,975 expense for exploration in the three months ended September 30, 2005, representing an $35,459 increase from the same period last year. The increase reflected new exploration activities off the east coast of Florida by our ship, the R/V New World Legacy and included expenses for additional contractors such as divers and other marine services. The exploration costs recorded consist primarily of expenses associated with the Company’s marine expeditions in state and international waters off the coast of Florida.

The Company's present activities consist of surveying and recovering historic sites; establishing and maintaining financing and funding sources and opportunities; establishing and maintaining joint venture and partnering relationships and arrangements that will enhance the Company's ability to pursue historic shipwrecks.

For the three months ended September 30, 2006, depreciation and amortization have increased only slightly to $14,528 from the three months ending September 30, 2005, an increase of $933, due to the R/V New World Legacy acquisition and other marine equipment purchases. This amount is expected to increase in the future as a result of building and deploying our ATLISTM field units and the acquiring of other technology and equipment.

For the nine months ended September 30, 2006, the Company incurred a net loss of $2,282,063 compared to a net loss of $2,234,076 for the nine months ended June 30, 2005. Revenues for the nine month period ending September 30, 2006 was $96,215 compared to revenues of $1,000 for the same period ending September 30, 2005. Compensation and employee benefits for the nine months ended September 30, 2006 were comparable to compensation and employee benefits for the nine months ended September 30, 2005. Research and development costs were $103,288 for the nine months ended September 30, 2006, an increase of $33,685 from $69,603 for the nine months ended September 30, 2005. This is the result of the timing of delivery of components for the ATLISÔ field units being built and progress payments on the Company’s exploration technology. Both general and administrative expenses and depreciation and amortization expenses where in line with the same nine month period last year.

Professional fees for the nine months ended September 30, 2006 were $247,744, a reduction of $135,447 as compared to the 2005 period, as the Company utilized fewer professional services primarily as result of not having incurred additional registration, filing and financing costs. Exploration expense was $491,810 for the nine months ended September 30, 2006. This compares to a $392,474 expense for exploration in the nine months ended September 30, 2005, representing a $99,336 increase from the same period last year. The increase reflected new exploration activities off the east coast of Florida by our ship, the R/V New World Legacy and included expenses for additional contractors such as divers and other marine services. The exploration costs recorded consist primarily of expenses associated with the Company’s marine expeditions in state and international waters off the coast of Florida and the survey in January 2006 off of Jamaica for Fugro Survey which netted $96,215 in revenue for the nine period ending September 30, 2006.

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

PART II OTHER INFORMATION Item 1. Legal Proceedings

A Complaint for Turnover was filed in the United States Bankruptcy Court for the Northern District of Georgia, Atlanta Division, against Admiralty Corporation by Dale R. F. Goodman, Trustee for the Bankruptcy Estate of Ralph Franklin Ketchum, Jr. and Patsy Sue Ketchum on April 19, 2002. The Trustee obtained a judgment against Admiralty Corporation in the amount of $66,000 for back salary allegedly due to the Debtor Ralph Franklin Ketchum, Jr. for the years 1999 and 2000. Admiralty Corporation continues to attempt to settle the judgment for a lesser amount.

The Company also may be subjected to a lawsuit by the 1996 Debenture holders to enforce their rights under those Debentures since the Company did not pay the principal amount of the 1996 Debentures or the interest thereon on the maturity date in early October 2006. The Company is seeking to negotiate an extension or restructuring of the 1996 Debentures, but its efforts in this regard have so far been unsuccessful. If an action is filed against the Company, the Company intends to defend itself vigorously and will take any defensive actions it deems necessary and appropriate, including the possibility of seeking reorganization protection in federal bankruptcy court.

The Company may also be engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend or prosecute its position, as the case may be, and believes the outcome of any litigation will not have a material effect on the Company.

Item 2.  Unregistered sales of Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2006 the company issued 500,000 shares of restricted common stock to Equity Source Partners, LLC of Jericho, N.Y., for a total consideration of $5,000 in exchange for investment banking services. The shares were valued at $0.01per share at the time the agreement was made.

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

Repurchase of Securities

The Company did not repurchase any of its common shares during the third quarter of 2006.

Item 3. Defaults Upon Senior Securities

     As previously mentioned, the Company is currently in default of the maturity payment, plus interest, to both the Senior Subordinated and Junior Subordinated Debentures due to Capital Bank of Graz, Austria and Holden Holding Trust, Ltd. (an Isle of Mann trust), respectively. The total amount of the default approximates $4,000,000. The Company continues to discuss this matter with the Debenture holders and is hopeful of a positive resolution. However, since Capital Bank is demanding an amount of cash for an extension that the Company cannot provide to them at this time, no assurance can be made that a compromise to cure the default can be reached.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

During the third quarter of 2006, work continued on the construction of the Company’s first commercial ATLIS™ unit. This unit will be diver-deployed. Its construction is being managed by the inventor of the technology, James Larsen, a former executive officer and director of the Company. Assistance is being furnished by personnel from Nova Ray, our affiliate whose primary business is building and deploying ROVs (remotely operated vehicles).

The Company has also arrested a 30 square mile area in international waters in the Caribbean believed to contain at least one shipwreck from the sixteenth or seventeenth century.

During the quarter ended September 30, 2006, the Company issued 500,000 shares of common stock for consideration of $5,000 related to professional financial advisory services. In addition, the Company issued 10,000,000 seven-year warrants exercisable for shares of the Company’s common stock during the quarter ended September 30, 2006 to the NIR Group of Roslyn, NY. These transactions were authorized by the Company’s Board of Directors. The transactions are also noted in the “LIQUIDITY AND CAPITAL RESOURCES” section of this report.

Item 6.	Exhibits

(a) Exhibits

Exhibit	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of
		Sarbanes-Oxley Act of 2002.

Exhibit	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley
		Act of 2002.

Exhibit	32.1	Certifications pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 17, 2006.

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